Form 10QSB
period 1996-12-31
QUEEN SAND RESOURCES INC
filed 1997-02-14
CIK 943548

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           _________________________

                                  FORM 10-Q SB


                  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-21179



                           QUEEN SAND RESOURCES, INC.

        (Exact Name of Small Business Issuer as specified in its charter)



                   DELAWARE                                      75-2615565
          (State or Other Jurisdiction of                      (I.R.S. Employer
          Incorporation or Organization)                     Identification No.)

          3500 OAK LAWN, SUITE 380,
          L.B. #31, DALLAS, TEXAS,                                 75219-4398
          (Address or Principal Executive offices)                  (Zip Code)

          ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (214) 521-9959





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. YES [ X ] No [ ]

29,246,000 shares of the registrant's Common Stock were outstanding as of February 10, 1997.

Transitional  Small Business Disclosure Format: Yes [ ]  NO [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                           QUEEN SAND RESOURCES, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                         December 31,       June 30,
                                                           1996               1996
                                                      -------------------------------
                       Assets                            (unaudited)
Current assets:
  Cash                                                $    906,388      $    599,621
  Accounts receivable and other current assets             481,447           933,192
                                                      ------------      -------------
         Total current assets                            1,387,835         1,532,813

Net Property and equipment                              11,080,441         9,662,251
Other assets                                                    --            87,749
                                                      ------------      -------------


                                                      $ 12,468,276      $ 11,282,813
                                                      ============      ============

        Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and other                          $    640,835      $    639,717
  Revolving credit agreement                             4,857,993                --
  Current portion of notes payable                         567,962           750,000
  Current portion of capitalized lease obligation           60,010            60,010
                                                      ------------      -------------
         Total current liabilities                       6,126,800         1,449,727

Long-term obligations, net of current portion            2,602,387         6,670,441
                                                      ------------      -------------
         Total liabilities                               8,729,187         8,120,168
                                                      ------------      -------------

Stockholders' equity:
Common shares stock, $.0015 par value                       41,742            40,530

Additional paid-in capital                               6,186,569         4,997,841
Accumulated deficit                                     (2,489,222)       (1,875,726)
                                                      ------------      -------------

             Total stockholders' equity                  3,739,089         3,162,645


Commitments
                                                      $ 12,468,276      $ 11,282,813
                                                      ============      ============


         See accompanying notes to unaudited interim period consolidated condensed financial statements.

                           QUEEN SAND RESOURCES, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                         three months                         six months
                                                            ended                                ended
                                                         December 31                          December 31
                                                --------------------------------------------------------------
                                                      1996          1995              1996              1995
Oil & Gas Revenues                              $   966,410      $   421,856      $ 1,779,843      $   831,704

Expenses:
   Oil and gas production expenses                  509,657          247,830          983,811          511,488
   Depreciation, depletion and amortization         244,500          125,000          457,000          245,000
   General & administrative expenses                329,268          352,189          549,018          578,106
   Interest and financing costs                     169,966           41,622          403,510           57,452
                                                -----------      -----------      -----------      -----------
                                                  1,253,391          766,641        2,393,339        1,392,046
                                                -----------      -----------      -----------      -----------

   Net Loss                                     ($  286,981)     ($  344,785)     ($  613,496)     ($  560,342)
                                                ===========      ===========      ===========      ===========

   Net Loss per Common Share                    ($     0.01)     ($     0.01)     ($     0.02)     ($     0.02)



         See accompanying notes to unaudited interim period consolidated condensed financial statements.

                           QUEEN SAND RESOURCES, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     Six months ended December 31
                                                                     ------------------------------
                                                                          1996             1995
Cash flows from operating activities:
Net loss                                                             ($  613,496)     ($  560,342)
Depletion, depreciation and amortization                                 457,000          245,000
Unrealized gains on foreign exchange obligations                         (18,603)              --
Net changes in operating assets and liabilities                           74,611            6,677
                                                                     -----------      -----------
Net cash used in operating activities                                   (100,488)        (308,665)
                                                                     -----------      -----------

Cash flows from investing activities - additions to property and      (1,875,190)        (621,230)
equipment

Cash flows from financing activities:
Proceeds from collection of stock subscriptions receivable               500,000          524,000
Payments on capital lease obligations                                    (29,064)         (28,919)
Proceeds from long-term obligations                                      602,966          591,130
Proceeds from the sale of common stock                                 1,189,940                0
                                                                     -----------      -----------
             Net cash provided by financing activities                 2,263,842        1,086,211
                                                                     -----------      -----------
Effect of foreign currency exchange rate changes on cash                  18,603               --
                                                                     -----------      -----------
Net increase in cash                                                     306,767          156,316

Cash at beginning of period                                              599,621           99,447
                                                                     -----------      -----------
Cash at end of period                                                $   906,388      $   255,763
                                                                     ===========      ===========

         See accompanying notes to unaudited interim period consolidated condensed financial statements.

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                December 31, 1996
                                   (unaudited)


(1)    General

       The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented. The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the operating results for the full fiscal year ending June 30, 1997. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended June 30, 1996.

(2)    Common Stock

       Loss per common share is based on the weighted average number of common shares outstanding (27,123,739 and 27,204,761 for the three and six months ended December 31, 1996, respectively, and 25,800,000 and 25,800,000 for the three and six months ended December 31 1995, respectively).

       During the three months ended December 31, 1996 the Company issued 100,000 and 400,000 restricted shares of common stock pursuant to Regulation S for $250,000 and $1,000,000 ($2.50 per share), respectively. Additionally, the Company issued 100,000 and 92,000 restricted shares of common stock valued at $18,000 and $16,560 respectively ($0.18 per share) for purposes of these transactions as partial consideration for the acquisition of oil and natural gas producing properties in Texas and an oil producing property in New Mexico, respectively.

(3)    Acquisitions

       On November 6, 1996, the Company acquired from Janex Oil Company, Inc. and its various affiliates, eight gross productive wells (three net productive wells), all located in various counties in Texas (the "Frymire Purchase"). In consideration for these properties the Company paid, subject to standard industry adjustments at closing, approximately $650,000 in cash, issued two notes bearing interest at 9%, each in the amount of $100,000, due in 90 and 180 days, respectively, and a third note in the amount of $227,500 bearing interest at 10% payable in equal monthly installments of approximately $10,500 over a 24 month period. In addition the Company issued 100,000 restricted shares of its common stock which it valued, for purposes of this transaction, at $0.18 per share ($18,000). The interests in the acquired properties plus associated production equipment range from 21.9% to 75%.

       On December 16, 1996, the Company acquired from Maljamar #1 Joint Venture of Warner Robins, Georgia, 15 gross productive wells (15 net productive wells), all located in New Mexico (the "Trigg Federal Purchase"). In consideration for these properties the Company paid $100,000 in cash and issued 92,000 restricted shares of the Company's common stock which it valued, for purposes of this transaction, at $0.18 per share ($16,560). The Company acquired a 100% working interest in the acquired properties and associated production equipment.

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                December 31, 1996
                                   (unaudited)



(4)      Subsequent Events

         Between January 29 and February 10, 1997, the Company issued 660,000 restricted shares of common stock pursuant to Regulation S for $1,650,000 ($2.50 per share).

         On February 5, 1997 the Company acquired from unaffiliated vendors 60 gross productive wells (48.4 net productive wells) and two developmental properties located in Mississippi, Louisiana and Texas (the "core properties purchase"). The purchase price consisted of cash of $1,900,000, four notes payable totalling $2,400,000, secured by a first charge on the properties, and 659,000 shares of restricted common stock. Two of these notes, totalling $400,000, bear no interest and are due not earlier that June 5, 1997 and not later than August 4, 1997. The remaining two notes are payable not later than February 4, 2000. Such notes bear no interest for the first two years and 9% for the final year payable in stock of the Company to be calculated at a value equivalent to 75% of the average closing bid price of the Company's common stock over the 30 days preceding the maturity date. These remaining two notes are repayable commencing on the first anniversary of the notes and semi-annually thereafter, at the option of the holder and on 60 days written notice, in the amount of $400,000. In the event that the holder exercises his right to defer payment of the semi-annual installment, he may, on 120 days written notice, demand payment of not more than two such installments. These notes are convertible to shares of common stock of the Company, at the option of the holder, for an amount not less than that required to convert to not less than 100,000 common shares and on 15 days notice, at a value equivalent to 75% of the average closing bid price of the Company's common stock over the 30 days preceding the notice to convert.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

The following table reflects certain information with respect to the Company's oil and gas operations.


                                                              Three Months Ended           Six Months Ended
                                                                 December 31                  December 31

                                                          1996           1995           1996            1995
SALES VOLUME
  Oil (Bbls)                                             31,669         24,488         58,466         48,674
  Gas (Mcf)                                             106,639          6,373        202,921         12,886
  Oil and Gas (BOE)                                      49,442         25,550         92,286         50,822

REVENUES
 Oil revenues                                        $  716,509     $  410,770     $1,307,310     $  810,794
 Gas revenues                                        $  249,901     $   11,086     $  472,533     $   20,910

AVERAGE SALES PRICE
  Oil (per Bbl)                                      $    22.62     $    16.77     $    22.36     $    16.66
  Gas (per Mcf)                                      $     2.34     $     1.74     $     2.33     $     1.62
  Per BOE                                            $    19.55     $    16.51     $    19.29     $    16.37

Severance taxes                                      $   75,245     $   33,280     $  133,045     $   65,808
Lease operating expenses                             $  434,412     $  214,550     $  850,766     $  445,680
Depletion, depreciation and amortization             $  244,500     $  125,000     $  457,000     $  245,000
Lease operating expenses per BOE                     $     8.79     $     8.40     $     9.22     $     8.77
Depletion, depreciation and amortization per BOE     $     4.95     $     4.89     $     4.95     $     4.82




THE THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1995


REVENUES The Company's total revenues rose by $545,000 (129%) to $966,000 for the three months ended December 31, 1996, from $422,000 for the comparable period in 1995. This increase is a result of increases in both the BOE produced and in selling prices.

The Company produced 31,669 bbls of oil in the three months ended December 31, 1996 , representing an increase of 7,181 bbls (29%) over the 24,488 bbls produced in the comparable period in 1995. The Company produced 106,639 Mcf of natural gas in the three months ended December 31, 1996, representing an increase of 100,266 (1,573%) over the 6,373 Mcf produced in the comparable period in 1995. On a BOE basis, production for the three months ended December 31, 1996 was 49,442 BOE, an increase 23,892 BOE (94%) over the 25,550 BOE produced during the comparable period in 1995.

The Company acquired two oil and gas producing properties of significance in 1996, one on April 10, the other on November 5, 1996. Both of these properties added substantially to the natural gas production capacity of the Company and changed the production ratio between oil and gas. During the three months ended December 31, 1996 the Company's production, on a BOE basis, was weighted at 64% for oil and 36% for natural gas. This is compared to a weighting of 96% for oil and 4% for natural gas during the three months ended December 31, 1995.

The increase in production of both oil and natural gas is related to properties acquired in April and November 1996. Properties owned during both the three months ended December 31, 1995 and 1996 produced 22,376 bbls of oil for the three months ended December 31, 1996, compared to 24,488 bbls for the comparable period in 1995. This decrease of 2,112 bbls (9%) is a reflection of the normal depletion of the oil reservoirs. Properties owned during the three months ended December 31 1995 and 1996 produced 8,646 Mcf of natural gas for the three months ended December 31, 1996, compared to 6,373 Mcf for the comparable period in 1995. This increase of 2,273 bbls (36%) is a reflection of improved production arising from a work-over program instituted by the Company. During the three months ended December 31, 1996 the Company produced 5,479 bbls of oil and 97,575 Mcf of natural gas from properties it acquired on April 10, 1996. During the three months ended December 31, 1996 the Company produced 3,814 bbls of oil and 418 Mcf of natural gas from properties it acquired on November 5, 1996.

The average selling price of oil was $22.62 per bbl for the three months ended December 31, 1996, compared to $16.77 per bbl in the comparable period in 1995. This increase of $5.85 per bbl (35%) is a result of general increases in oil prices. The average selling price of natural gas was $2.34 per Mcf for the three months ended December 31, 1996, compared to $1.74 per Mcf in the comparable period in 1995. A portion of this increase of $0.60 per Mcf (35%) relates to a general increase in natural gas prices. However, the Company holds fixed price contracts on some of its gas production from the properties it acquired on April 10, 1996.

PRODUCTION EXPENSES The Company's lease operating expenses rose to $434,000 for the three months ended December 31, 1996, an increase of $220,000 (102%) from the comparable period in 1995. The increase is a combination of the 94% (based on BOE produced) increase in production and an increase in the LOE per BOE. The average LOE per BOE was $8.79 per BOE during the three months ended December 31, 1996, an increase of $0.39 (5%) over the average LOE per BOE of $8.40 for the comparable period in 1995. This increase in the average LOE per BOE is related to the execution of a planned rework program on a number of wells, the objective of which is to increase production and reduce the LOE per BOE. It is too early to determine whether this program will have the desired effect on production and LOE's over the long term. .

Severance and production related taxes were $75,000 for the three months ended December 31, 1996, compared to $33,000 incurred in the comparable period in 1995. This increase of $42,000 (126%) is a function of the increase in production, the increase in oil and natural gas prices (25% based on BOE produced) and a shift from being a predominantly oil producer during the three months ended December 31, 1995 to being a more balanced oil and natural gas producer during the three months December 31, 1996. Severance and production taxes, which vary by jurisdiction, are generally higher as a percentage of BOE for natural gas than for oil. The net effect of these changes was to reduce the severance and production taxes as a percentage of gross revenues from 7.9% during the three months ended December 31, 1995 to 7.8% for the three months ended December 31, 1996.

Depreciation depletion, and amortization (DDA) costs were $224,500 for the three months ended December 31, 1996, an increase of $119,500 (96%) over the $125,000 recognized during the comparable period in 1995. This increase relates primarily to the 94% increase in BOE produced. The DDA cost per BOE was $4.94 during the three months ended December 31, 1996, an increase of $0.05 per BOE (1%) over the $4.89 per BOE for the comparable period in 1995. This increase in DDA per BOE is primarily a reflection of the marginally higher acquisition cost of the properties acquired in April and November 1996.

GENERAL AND ADMINISTRATIVE COSTS The general and administrative costs of the Company were $329,000 during the three months ended December 31, 1996, as compared to $352,000 for the comparable period in 1995. This decrease of $23,000 is a reflection of the higher level of activity arising from the Company's March 6, 1995 reverse acquisition that occurred during the three months ended December 31, 1995.

INTEREST EXPENSE The Company incurred interest charges of $170,000 during the three months ended December 31, 1996, compared to $42,000 for the comparable period in 1995. This increase of $128,000 is a reflection of the increase in interest bearing debt of the Company, from $1.5 million at December 31, 1995 to $8.1 million at December 31, 1996. This increase of $6.6 million in debt was used primarily to finance the acquisition of more than $7 million of oil and gas producing properties.



THE SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1995


REVENUES The Company's total revenues rose by $948,000 (114%) to $1,780,000 for the six months ended December 31, 1996, from $832,000 for the comparable period in 1995. This increase is a result of increases in both the BOE produced and in selling prices.

The Company produced 58,466 bbls of oil in the six months ended December 31, 1996, representing an increase of 9,792 bbls (20%) over the 48,674 bbls produced in the comparable period in 1995. The Company produced 202,921 Mcf of natural gas in the six months ended December 31, 1996, representing an increase of 190,035 (1,475%) over the 12,886 Mcf produced in the comparable period in 1995. On a BOE basis, production for the six months ended December 31, 1996 was 92,286 BOE, an increase 41,464 BOE (82%) over the 50,822 BOE produced during the comparable period in 1995.

The Company acquired two oil and gas producing properties of significance in 1996, one on April 10, the other on November 5, 1996. Both of these properties added substantially to the natural gas production capacity of the Company. During the six months ended December 31, 1996 the Company's production, on a BOE basis, was weighted at 63% for oil and 37% for natural gas. This is compared to a weighting of 96% for oil and 4% for natural gas during the six months ended December 31, 1995.

The increase in production of both oil and natural gas is related to properties acquired in April and November 1996. Properties owned during both the six months ended December 31, 1995 and 1996 produced 43,934 bbls of oil for the six months ended December 31, 1996, compared to 48,674 bbls for the comparable period in 1995. This decrease of 4,740 bbls (10%) is a reflection of the normal depletion of the oil reservoirs. Properties owned during the six months ended December 31 1995 and 1996 produced 13,032 Mcf of natural gas for the six months ended December 31, 1996, compared to 12,886 Mcf for the comparable period in 1995. This increase of 418 bbls (1%) is a reflection of improved production arising from a work-over program instituted by the Company. During the six months ended December 31, 1996 the Company produced 10,718 bbls of oil and 189,471 Mcf of natural gas from properties it acquired on April 10, 1996 and 3,814 bbls of oil and 418 Mcf of natural gas from properties it acquired on November 5, 1996.

The average selling price of oil was $22.36 per bbl for the six months ended December 31, 1996, compared to $16.66 per bbl in the comparable period in 1995. This increase of $5.70 per bbl (34%) is a result of general increases in oil prices. The average selling price of natural gas was $2.33 per Mcf for the six months ended December 31, 1996, compared to $1.61 per Mcf in the comparable period in 1995. A portion of this increase of $0.72 per Mcf (45%) relates to a general increase in natural gas prices. However, the Company has fixed price contracts on some of its gas production from the properties it acquired on April 10, 1996.

PRODUCTION EXPENSES The Company's lease operating expenses rose to $851,000 for the six months ended December 31, 1996, an increase of $405,000 (91%) from the comparable period in 1995. The increase is a combination of the 82% (based on BOE produced) increase in production and an increase in the LOE per BOE. The average LOE per BOE was $9.22 per BOE during the six months ended December 31, 1996, an increase of $0.45 (5%) over the average LOE per BOE of $8.77 for the comparable period in 1995. This increase in the average LOE per BOE is related to the execution of a planned rework program on a number of wells, the objective of which is to increase production and reduce the LOE per BOE. It is too early to determine whether this program will have the desired effect on production and LOE's over the long term.

Severance and production related taxes were $133,000 for the six months ended December 31, 1996, compared to $66,000 incurred in the comparable period in 1995. This increase of $67,000 (102%) is a function of the increase in production, the increase in oil and natural gas prices (18% based on BOE produced) and a shift from being a predominantly oil producer during the six months ended December 31, 1995 to being a more balanced oil and natural gas producer during the six months December 31, 1996. Severance and production taxes, which vary by jurisdiction, are generally higher as a percentage of BOE for natural gas than for oil. The net effect of these changes was to reduce the severance and production taxes as a percentage of gross revenues from 7.9% during the six months ended December 31, 1995 to 7.5% for the six months ended December 31, 1996.

Depreciation, depletion, and amortization (DDA) costs were $457,000 for the six months ended December 31, 1996, an increase of $212,000 (86%) over the $245,000 recognized during the comparable period in 1995. This increase relates primarily to the 82% increase in BOE produced. The DDA cost per BOE was $4.95 during the six months ended December 31, 1996, an increase of $0.13 per BOE (3%) over the $4.82 per BOE for the comparable period in 1995. This increase in DDA per BOE is primarily a reflection of the marginally higher acquisition cost of the properties acquired in April and November 1996.

GENERAL AND ADMINISTRATIVE COSTS The general and administrative costs of the Company were $549,000 during the six months ended December 31, 1996, as compared to $578,000 for the comparable period in 1995. This decrease of $29,000 is a reflection of the higher level of activity arising from the Company's March 6, 1995 reverse acquisition that occurred during the six months ended December 31, 1995.

INTEREST EXPENSE The Company incurred interest charges of $404,000 during the six months ended December 31, 1996, compared to $57,000 for the comparable period in 1995. This increase of $347,000 is a reflection of the increase in interest bearing debt of the Company, from $1.5 million at December 31, 1995 to $8.1 million at December 31, 1996. This increase of $6.6 million in debt was used primarily to finance the acquisition of more than $7 million of oil and gas producing properties.


LIQUIDITY AND CAPITAL RESOURCES

GENERAL The Company's general financial strategy is to use cash from operations to service interest on the Company's indebtedness, to pay ongoing operating expenses, and to contribute limited amounts toward further development of the Company's existing proved reserves as well as additional acquisitions. There can be no assurance that cash from operations will be sufficient in the future to cover all of those purposes.

The Company will continue to be dependent on external funding sources to carry out its planned redevelopment and acquisition program. If such additional funds are not available, the Company will be required to delay or reduce substantially both of such activities.

INDEBTEDNESS The Company has secured a revolving loan facility of $15 million with Comerica Bank in Dallas, Texas ("Comerica Bank") to, among other things, fund working capital and make additional acquisitions as and if appropriate opportunities are identified. On November 14, 1996 the Company received approval from Comerica Bank to borrow up to $5,325,000 under this revolving loan facility of which approximately $4.9 million was outstanding as of February 10, 1997. A condition of the loan facility is that $390,000 be utilized by the Company on improvements to existing producing properties. In addition, Comerica Bank issued a letter of credit on behalf of the Company in the amount of $49,000 that is secured under this revolving loan facility. The loan under this revolving credit facility is due for renewal by Comerica Bank on December 1, 1997. If Comerica Bank does not renew the loan or if the Comerica Bank indebtedness is not repaid when due, Comerica Bank would have the right to obtain possession of and sell the pledged properties, including any equipment, new wells, or other improvements placed on the property by the Company. The Company believes it will obtain renewal of the loan from Comerica on or before the due date for one additional year. In the event of a default on the bank indebtedness, not subsequently waived by the bank, it is unlikely that the Company would be able to continue its business. In addition, the Company is subject to certain financial and operating covenants that are usual and customary for transactions of this nature, including, but not limited to, requirements to provide annual audited and unaudited interim financial information, prohibitions on additional debt, restrictions on certain payments and distributions to affiliates and others, restrictions on changes in the nature of the business, and maintenance of minimum net worth, cash flow, and operating ratios. The loan agreement also contains usual and customary events of default and provides remedies to Comerica Bank in the event of default. Although the Company believes that its cash flows and available sources of financing will be sufficient to satisfy the interest payments on its debt at currently prevailing interest rates and oil and gas prices, the Company's level of debt may adversely affect the Company's ability: (i) to obtain additional financing for working capital, capital expenditures or other purposes, should it need to so do; or (ii) to acquire additional oil and gas properties or to make acquisitions utilizing new borrowings. There can be no assurances that the Company will be able to obtain additional financing, if required, or that such financing, if obtained, will be on terms favorable to the Company.

On March 31, 1996 the Company was not in compliance with its minimum net worth covenant. Similarly, on April 30, 1996 the Company was not in compliance with its working capital covenant. The Company corrected these defaults in June 1996. Comerica Bank provided the Company with letters waiving these covenant violations solely with respect to these specific defaults. The Company believes that it will be able to comply with all restrictive covenants in the future or obtain waivers from the bank with respect to noncompliance.

From time to time in the future, the Company may submit information to Comerica Bank in accordance with the procedures provided in the loan agreement to support the Company's request to increase the maximum borrowing base as the Company believes appropriate. All such applications will be subject to bank approval. If available, these funds would be allocated toward the 1997 development and acquisition program.

On February 5, 1997 the Company acquired from unaffiliated vendors 60 gross productive wells (48.4 net productive wells) and two developmental properties located in Mississippi, Louisiana and Texas (the "core properties purchase"). The purchase price consisted of cash of $1,900,000, four notes payable totalling $2,400,000, secured by a first charge on the properties, and 659,000 shares of restricted common stock. Two of these notes, totalling $400,000, bear no interest and are due not earlier that June 5, 1997 and not later than August 4, 1997. The remaining two notes are payable not later than February 4, 2000. Such notes bear no interest for the first two years and 9% for the final year payable in stock of the Company to be calculated at a value equivalent to 75% of the average closing bid price of the Company's common stock over the 30 days preceding the maturity date. These remaining two notes are repayable commencing on the first anniversary of the notes and semi-annually thereafter, at the option of the holder and on 60 days written notice, in the amount of $400,000. In the event that the holder exercises his right to defer payment of the semi-annual installment, he may, on 120 days written notice, demand payment of not more than two such installments. These notes are convertible to shares of common stock of the Company, at the option of the holder, for an amount not less than that required to convert to not less than 100,000 common shares and on 15 days notice, at a value equivalent to 75% of the average closing bid price of the Company's common stock over the 30 days preceding the notice to convert.

REGULATION S BOND The Company is in the process of selling 5.0 million Deutschemark denominated (DEM) 12% Bonds due July 15, 2000. Under Regulation S of the Act, the Company is prohibited from selling these Bonds to U.S. persons (as defined in Regulation S). As of February 10, 1997 the Company had issued bonds totaling DEM 3.65 million ($2.2 million). The Company is continuing its efforts to sell the remaining portion of the issue. Proceeds from such sales will be available to fund further development and acquisitions of oil and gas properties.

The Company is obligated to make periodic interest payments (January 15 and July 15 of each year) and to repay the principal when it comes due on July 15, 2000 in DEM. The interest payments due on July 15, 1996 and January 15, 1997 were paid in full at the time they came due. The funds generated by the Company from operations, which form the primary source of funds to pay the interest, are denominated in $US. The source of funds required to repay the principal outstanding on these bonds has not yet been identified, since the bonds do not mature until July 15, 2000. The Company is exposed to the risk that, upon repayment, the exchange rate between DEM and $US may be less favorable than that which existed at the time that the bonds were issued. This would result in the Company having to repay a larger number of $US than it received initially. Changes in the $US equivalent of the DEM bonds arising from changes to the DEM:$US exchange rate are recognized monthly. At December 31, 1996 the Company had recorded unrealized exchange rate gains of approximately $82,000 (At June 30, 1996 $62,000). However, there are no assurances that the Company will continue to realize gains related to favorable changes in the DEM:$US exchange rates in the future. Unfavorable changes to the DEM:$US exchange rate will result in the Company recording unrealized exchange rate losses related to the changes as they occur. The Company believes it has the opportunity to enter into arrangements to manage its DEM:$US exchange rate risk. At this time, the Company has not entered into any such arrangements.

SUBORDINATED NOTES TO VENDORS Pursuant to the East Texas Purchase in April 1996, the Company issued three notes, each bearing interest at 9% per annum and in the amount of $250,000, payable 90, 180 and 270 days after closing. These notes are fully subordinated to the Comerica indebtedness. The Company retired all three notes plus accrued interest on July 10, October 7, 1996, and January 5, 1997 in accordance with its obligations under those notes. The funds to retire the first two notes were raised from a portion of the proceeds of Regulation S Bonds issued by the Company and from a portion of the proceeds of the Regulation D Shares issued by the Company. The Company used a portion of the proceeds from the Regulation S Shares issued by the Company on December 26, 1996 to retire the third note and related interest.

Pursuant to the Frymire Purchase in November 1996, the Company issued three notes to the vendor. The first note, in the amount of $100,000, plus accrued interest was retired on its due date of February 4, 1997. The second note, in the amount of $100,000 is payable 180 days from closing (May 4, 1997). Both notes bear interest at nine percent (9%). The third note is in the amount of $227,500, payable monthly with principal and interest amortized over two years, bearing interest at ten percent (10%). All payments relating to the third note have been made as they came due. These notes are fully subordinated to the Comerica indebtedness. The Company intends to use the proceeds from the Regulation S Shares to be issued by the Company for cash to retire these notes and related interest. There can be no assurances that the Company can raise additional funds to redeem the note and related interest that matures on May 4, 1997.

REGULATION D SHARES The Company issued 100,000 restricted shares of common stock pursuant to Regulation D in November 1996, as partial consideration for the acquisition of some oil and gas producing properties and undeveloped properties in Texas, which it valued at $0.18 per share ($18,000) for purposes of this transaction. The Company also issued 92,000 restricted common shares pursuant to Regulation D in December 1996, which it valued at $0.18 per share ($16,560) for purposes of this transaction, as partial consideration for some oil producing properties in New Mexico. On February 5, 1997 the Company issued 659,000 shares of restricted common stock, pursuant to Regulation D, as partial consideration for oil and natural gas producing properties in Mississippi, Louisiana and Texas.

REGULATION S SHARES The Company issued 100,000 restricted shares of common stock pursuant to Regulation S in November, 1996 for $2.50 per share ($250,000). The Company issued 400,000 restricted shares of common stock pursuant to Regulation S on December 26, 1996 for $2.50 per share ($1,000,000). On January 29, 1997, the Company entered into subscription agreements to issue 660,000 restricted shares of common stock pursuant to Regulation S for $2.50 per share ($1,650,000). As of February 10, the Company had collected all of the proceeds from these subscription agreements. A portion of these funds were used to acquire certain oil and gas producing properties in Louisiana, Mississippi and Texas. The Company is continuing its efforts to raise an additional $1 million of equity through the issuance of restricted common shares pursuant to Regulation S. The Company issued 100,000 restricted shares of common stock pursuant to Regulation S in January, 1997 as partial consideration for the acquisition of two oil and gas producing properties and an undeveloped property in Texas and one gas producing property in Colorado.

OTHER SOURCES The Company does not have sufficient liquidity or capital to undertake all potential acquisition prospects or to fund fully the development of any prospect. Therefore, the Company will continue to be dependent on raising substantial amounts of additional capital through any one or a combination of institutional or bank debt financing, equity offerings, debt offerings and internally generated cash flow, or by forming sharing arrangements with industry participants. Although the Company has been able to obtain such financings and to enter into such sharing arrangements in certain of its projects to date, there can be no assurance that it will continue to be able to do so. Alternatively, the Company may consider issuing additional securities in exchange for producing properties. There can be no assurance that any such financings or sharing arrangement can be obtained. Therefore, notwithstanding the Company's need for substantial amounts of additional capital, there can be no assurance that it can be obtained.

Further acquisitions and development activities in addition to those for which the Company is contractually obligated are discretionary and depend exclusively on cash availability from outside sources such as bank debt and the sale of securities or properties.

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           None


ITEM 2.    CHANGES IN SECURITIES

           On November 6, 1996, the Company issued 100,000 shares of common stock to Ms. Jane Rather as partial consideration for certain oil and gas interests which the Company acquired from Janex Oil Company, Inc. and affiliates. The issuance of the securities was exempt from registration by reason of the exemption provided by Section 4(2) of the Act.

           On November 12, 1996, the Company issued 100,000 shares of common stock to a third party investor for $250,000. The sale of the securities was exempt from registration by reason of the exemption provided by Regulation S promulgated under the Act.

           On December 16, 1996, the Company issued 92,000 shares of common stock to Mrs. Betty Lowe as partial consideration for certain oil and gas interests which the Company acquired from the Maljamar #1 Joint Venture. The issuance of the securities was exempt from registration by reason of the exemption provided by Section 4(2) of the Act.

           On December 26, 1996 the Company issued 400,000 shares of common stock to third party investors for $1,000,000. The sale of the securities was exempt from registration by reason of the exemption provided by Regulation S promulgated under the Act.

           On January 29, 1997 the Company issued 660,000 shares of common stock to third party investors for $1,650,000. The sale of the securities was exempt from registration by reason of the exemption provided by Regulation S promulgated under the Act.

           On February 5, 1997 the Company issued 394,280 and 264,720 shares of common stock to Mr. David Robertson and Mr. Keith Robertson respectively, as partial consideration for certain oil and gas interests which the Company acquired. The issuance of the securities was exempt from registration by reason of the exemption provided by
           Section 4(2) of the Act.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.    OTHER INFORMATION

           None


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         [A]      Exhibits  -  None

         [B]      Reports on Form 8-K

                  -filed on November 26, 1996
                  -filed on January 8, 1997
                  -filed on February 12, 1997

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange act of 1934; the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           QUEEN SAND RESOURCES, INC.



                                     By:   /s/ Edward J. Munden
                                        _______________________________________
                                           Edward J. Munden
                                           President and Chief Executive Officer

                                    By:    /s/ Ronald I. Benn
                                        _______________________________________
                                           Ronald I. Benn
                                           Chief Financial Officer


Date: 02/14/97
     -------------