Form 10QSB
period 1997-03-31
QUEEN SAND RESOURCES INC
filed 1997-05-15
CIK 943548

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------



                                   FORM 10-QSB


                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-21179



                           QUEEN SAND RESOURCES, INC.

        (Exact Name of Small Business Issuer as specified in its charter)



               DELAWARE                                       75-2615565
    (State or Other Jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization)                        Identification No.)

         3500 OAK LAWN, SUITE 380,
         L.B. #31, DALLAS, TEXAS, 75219-4398

         ISSUER'S TELEPHONE NUMBER:  (214) 521-9959

                                    NO CHANGE

   (Former name, former address and former fiscal year, if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                        YES [ X ]  No [   ]

20,625,502 shares of the registrant's Common Stock were outstanding as of May 14, 1997.

Transitional  Small Business Disclosure Format: Yes [   ]  NO [ X ]

                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                           QUEEN SAND RESOURCES, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 MARCH 31, 1997


                                                           March 31,       June 30,
                                                            1997             1996
                                                        ------------    ------------
                     Assets                              (unaudited)
 Current assets:
   Cash                                                 $    312,325    $    599,621
   Accounts receivable and other current assets            1,126,697         933,192
                                                        ------------    ------------
          Total current assets                             1,439,022       1,532,813

 Net property and equipment                               15,824,779       9,662,251
 Other assets                                                      0          87,749
                                                        ------------    ------------

                                                        $ 17,263,801    $ 11,282,813
                                                        ============    ============

               Liabilities and Stockholders' Equity

 Current liabilities:
   Accounts payable and other                           $    934,698    $    639,717
   Revolving credit agreement                              4,857,993               0
   Current portion of notes payable                          842,671         750,000
   Current portion of capitalized lease obligation            66,317          60,010
                                                        ------------    ------------
          Total current liabilities                        6,701,679       1,449,727

 Long-term obligations, net of current portion             3,854,464       6,671,441
                                                        ------------    ------------

          Total liabilities                               10,556,143       8,121,168
                                                        ------------    ------------

 Stockholders' equity:
 Common shares stock, $.0015 par value                        45,335          40,530
    (30,225,502 shares outstanding at March 31, 1997
      27,020,002 shares outstanding at June 30, 1996)
 Additional paid-in capital                                9,165,063       4,997,841
 Accumulated deficit                                      (2,502,740)     (1,875,726)
                                                        ------------    ------------

                     Total stockholders' equity            6,707,658       3,162,645
                                                        ------------    ------------

                                                        $ 17,263,801    $ 11,282,813
                                                        ============    ============
 Commitments

   See accompanying notes to unaudited interim period consolidated condensed financial statements.

                           QUEEN SAND RESOURCES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      Three months                 Nine months
                                                         ended                        ended
                                                        March 31,                    March 31,
                                              --------------------------    --------------------------
                                                  1997             1996        1997             1996
 Oil and Gas Revenues                         $ 1,338,179    $   498,125    $ 3,118,022    $ 1,401,102

 Expenses:
   Oil and gas production expenses                648,318        297,249      1,632,129        880,010
   Depreciation, depletion and amortization       290,000        145,000        747,000        390,000
   General and administrative expenses            362,130        368,519        911,148        946,625
   Interest and financing costs                   230,149         91,837        655,677        152,721
   Foreign currency exchange (gains)             (178,899)        (8,571)      (200,917)       (12,004)
                                              -----------    -----------    -----------    -----------

 Net Loss                                     $   (13,519)   $  (395,909)   $  (627,015)   $  (956,250)
                                              ===========    ===========    ===========    ===========

 Net Loss per Common Share                    $     (0.00)   $     (0.02)   $     (0.02)   $     (0.02)


    See accompanying notes to unaudited interim period consolidated condensed financial statements.

                           QUEEN SAND RESOURCES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              AS AT MARCH 31, 1997
                                   (UNAUDITED)

                                                                 Nine months ended March 31
                                                                     1997         1996
                                                                -----------    -----------
 Cash flows from operating activities:
   Net loss                                                     $  (627,015)   $  (956,250)
   Depletion, depreciation and amortization                         747,000        390,000
   Issuance of common stock for services rendered                         0         63,000
   Unrealized gains on foreign currency exchange                   (176,230)             0
   Net changes in operating assets and liabilities                  101,476        514,086
                                                                -----------    -----------
 Net cash generated by operating activities                          45,231         10,836
                                                                -----------    -----------

 Cash flows from investing activities - additions to property    (3,727,469)      (771,803)
 and  equipment

 Cash flows from financing activities:
   Payments on capital lease obligations                            (44,379)       (42,443)
   Payments on short-term notes                                    (850,000)             0
   Proceeds from long-term obligations                              779,134      1,690,440
   Proceeds from the sale of common stock                         3,485,500              0
                                                                -----------    -----------
                 Net cash provided by financing activities        3,370,255      1,647,997
                                                                -----------    -----------

 Effect of foreign currency exchange rate changes on cash            24,687              0
                                                                -----------    -----------

 Net increase (decrease) in cash                                   (287,296)       887,030

 Cash at beginning of period                                        599,621         99,447
                                                                -----------    -----------

 Cash at end of period                                          $   312,325    $   986,477
                                                                ===========    ===========

   See accompanying notes to unaudited interim period consolidated condensed financial statements.

                  QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                 March 31, 1997
                                  (unaudited)


(1)      General

         The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented. The results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of the operating results for the full fiscal year ending June 30, 1997. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements at, and for the fiscal year ended June 30, 1996.

(2)      Common Stock

         Loss per common share is based on the weighted average number of common shares outstanding (29,007,546 and 27,796,918 for the three and nine months ended March 31, 1997, respectively, and 25,803,889 and 25,801,277 for the three and nine months ended March 31, 1996, respectively).

         During the nine months ended March 31, 1997 the Company issued an aggregate of 1,560,000 shares of common stock pursuant to Regulation S for $3,900,000 ($2.50 per share), less $430,000 related to the issuance costs. The Company issued 292,000 shares of common stock valued at $52,560 ($0.18 per share) as partial consideration for the acquisition of oil and natural gas producing properties in Texas, New Mexico, and Colorado. The Company issued 1,237,500 shares of common stock valued at $618,750 ($0.50 per share) as partial consideration for the acquisition of oil and natural gas producing properties in Texas, Louisiana and Mississippi. The Company issued 116,000 shares of common stock valued at $20,880 ($0.18 per share) for services rendered.

(3)      Acquisitions

         On November 6, 1996 the Company acquired from an unaffiliated vendor, eight gross productive wells (three net productive wells), all located in various counties in Texas (the "Frymire Purchase"). In consideration for these properties the Company paid, subject to standard industry adjustments at closing, approximately $650,000 in cash, issued two notes bearing interest at 9%, each in the amount of $100,000, due in 90 and 180 days, respectively, and a third note in the amount of $227,500 bearing interest at 10% payable in equal monthly installments of approximately $10,500 over a 24 month period. In addition the Company issued 100,000 restricted shares of its common stock which it valued, for purposes of this transaction, at $18,000 ($0.18) per share. The interests in the acquired properties plus associated production equipment range from 21.9% to 75%.

         On December 16, 1996, the Company acquired from an unaffiliated vendor, 15 gross productive wells, (15 net productive wells), all located in New Mexico (the "Trigg Federal Purchase"). In consideration for these properties the Company paid $100,000 in cash and issued 92,000 restricted shares of the Company's common stock which it valued at $16,560 ($0.18) per share. The Company acquired a 100% working interest in the acquired properties and associated production equipment.

         On January 16, 1997 the Company acquired from an unaffiliated vendor 3 gross producing wells (1.25 net productive wells) and 1 prospect located in Texas and Colorado. The purchase price consisted of cash of $25,000 and 100,000 restricted shares of common stock which it valued at $18,000 ($0.18 per share).

         On February 5, 1997 the Company acquired from unaffiliated vendors 60 gross productive wells (48.4 net productive wells) and two developmental properties located in Mississippi, Louisiana and Texas. The purchase price consisted of cash of $1,900,000, four non-interest bearing notes totaling $2,400,000, secured by a first charge on the properties, and 659,000 restricted shares of common stock which it valued at $329,500 ($0.50 per share).

         On March 13, 1997 the Company acquired from unaffiliated Vendors 1 gross productive well (0.24 net productive well) located in Louisiana. The purchase price consisted of cash of $562,500 and 578,500 restricted shares of common stock which it valued at $289,250 ($0.50 per share).

(4)      Subsequent Events

         During the quarter ended March 31, 1997, the Company determined to amend the Company's Certificate of Incorporation, effective May 5, 1997, to (i) authorize the increase of authorized common stock from 40,000,000 to 100,000,000 and (ii) authorize 50,000,000 shares of preferred stock, par value $0.01 per share, which shares of preferred stock may be issued in one or more series at the discretion of the Board of Directors.

         On May 6, 1997, the Company issued to Joint Energy Development Investments Limited Partnership ("JEDI") 9,600,000 shares of Series A Participating Convertible Preferred Stock, par value $0.01 per share, of the Company (the "Series A Preferred Stock"), certain warrants to purchase the Company's common stock and warrants to purchase 409,839 shares of the Company's common stock (collectively, the "JEDI Warrants"). The aggregate consideration (excluding the exercise price in respect of the JEDI Warrants) cannot exceed $14,400,000 and consisted of (I) $5,000,000 ($0.521 per share) cash plus (ii) contingent cash payment obligations (up to an aggregate of $9,400,000) to the Company under the Earn Up Agreement dated as of May 6, 1997 between the Company and JEDI (the "JEDI Earn Up Agreement").

         On May 6, 1997, the Company repurchased 9,600,000 shares of the Company's common stock owned by Forseti Investments Ltd. ("Forseti") in exchange for (I) $5,000,000 ($0.521 per share) cash, (ii) the issuance by the Company of Class A Common Stock Purchase Warrants to purchase 1,000,000 shares of the Company's common stock at an initial exercise price of $2.50 per share (the "Class A Warrants") and Class B Common Stock Purchase Warrants to purchase 2,000,000 shares of the Company's common stock at an initial exercise price of $2.50 per share (the "Class B Warrants," and together with the Class A Warrants, the "Forseti Warrants"), and (iii) contingent obligations (up to an aggregate of $9,400,000) to Forseti under the Earn Up Agreement dated as of May 6, 1997 between the Company and Forseti (the "Forseti Earn Up Agreement"). However, pursuant to the terms of the Forseti Earn Up Agreement Forseti cannot both sell or exercise the Forseti Warrants and receive full payment under the Forseti Earn Up Agreement.
         Instead, Forseti has the option of either selling or exercising the Forseti Warrants or receiving any payments due under the Forseti Earn Up Agreement. The aggregate consideration paid or payable by the Company to Forseti in respect of the repurchase of the Common Stock owned by Forseti cannot exceed $14,400,000. This consideration will be funded only through the JEDI Earn Up Agreement. In addition, pursuant to the Forseti Earn Up Agreement, the Company granted to Forseti an option to purchase from the Company a number of shares of the Company's common stock equal to the quotient of (x) the amount by which the Earn Up Amount (as defined under the Forseti Earn Up Agreement) exceeds $7,000,000 and (y) $2.50, at a price equal to $2.50. The option is exercisable in full or in part only from the date that the Earn Up Amount is paid by the Company to Forseti through the fifth business day after the date of payment of the Earn Up Amount.

         For a discussion of the relative rights and preferences of the Series A Preferred Stock and their effects on the rights of the holders of the Company's common stock see "Certain Effects of the Charter Amendment and the Proposed Transactions" in the Company's Information Statement filed with the Securities and Exchange Commission on April 15, 1997 and incorporated herein by this reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1997 AND
1996

The following table reflects certain information with respect to the Company's oil and gas operations.

                                                 Three Months Ended        Nine Months Ended
                                                     March 31                 March 31
                                               1997         1996          1997        1996
                                            ----------   ----------   ----------   ----------
 SALES VOLUME
   Oil (MBbls)                                  42,145       25,919      100,611       70,847
   Gas (MMcf)                                  163,261        5,883      366,182       19,228
   Oil and Gas (MBOE)                           69,355       26,900      161,641       74,052

 REVENUES
  Total Oil revenues                        $  897,148   $  479,549   $2,204,404   $1,250,905
  Total Gas revenues                           441,138       18,576      913,617       39,311
                                            ----------   ----------   ----------   ----------
                                            $1,338,286   $  498,125   $3,118,021   $1,290,216
                                            ==========   ==========   ==========   ==========
 AVERAGE SALES PRICE
   Oil (per Bbl)                            $    21.29   $    18.50   $    21.91   $    17.66
   Gas (per Mcf)                            $     2.70   $     3.16   $     2.49   $     2.04
   Per BOE                                  $    19.30   $    18.52   $    19.29   $    17.42

 Severance taxes                            $   83,576   $   39,195   $  216,621   $  101,518
 Lease Operating Expenses                   $  564,740   $  258,054   $1,415,506   $  667,919
 Depletion, Depreciation and Amortization   $  290,000   $  145,000   $  747,000   $  390,000
 Lease Operating Expenses per BOE           $     8.14       $$9.59   $     8.76   $     9.02
 Depletion, Depreciation and Amortization
 per BOE                                    $     4.18   $     5.39   $     4.62   $     5.27



FORWARD-LOOKING STATEMENTS

All statements in this document concerning the Company other than purely historical information (collectively "Forward-Looking Statements") reflect the current expectation of management and are based on the Company's historical operating trends, estimates of proved reserves and other information currently available to management. These statements assume, among other things, (i) that no significant changes will occur in the operating environment for the Company's oil and gas properties, gas plants and gathering systems and (ii) that there will be no material acquisitions or divestitures. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for, oil and gas reserves. These risks include, but are not limited to, commodity price risk, environmental risk, drilling risk, reserve, operations and production risks, regulatory risks and counterparty risk. Many of these risks are described elsewhere herein. The Company may make material acquisitions or dispositions, enter into new or terminate existing oil and gas sales or hedging contracts, or enter into financing transactions. None of these can be predicted with any certainty and, accordingly, are not taken into consideration in the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements and there is no assurance that the assumptions used are necessarily the most likely.

THE THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996


REVENUES         The Company's total revenues rose by $840,000 (169%) to
$1,338,000 for the three months ended March 31, 1997, from $498,000 for the comparable period in 1996. This increase is a result of increases in both the barrels of oil equivalent (BOE) produced and in selling prices.

The Company produced 42,145 bbls of oil in the three months ended March 31, 1997 , representing an increase of 16,226 bbls (63%) over the 25,919 bbls produced in the comparable period in 1996. The Company produced 163,261 Mcf of natural gas in the three months ended March 31, 1997, representing an increase of 157,378 (2,675%) over the 5,883 Mcf produced in the comparable period in 1996. On a BOE basis, production for the three months ended March 31, 1997 was 69,355 BOE, an increase of 42,455 BOE (158%) over the 26,900 BOE produced during the comparable period in 1996.

The Company acquired four oil and gas producing properties during the intervening period. All of these properties added substantially to the natural gas production capacity of the Company and changed the production ratio between oil and gas. During the three months ended March 31, 1997 the Company's production, on a BOE basis, was weighted at 61% for oil and 39% for natural gas. This is compared to a weighting of 96% for oil and 4% for natural gas during the three months ended March 31, 1996.

The increase in production of both oil and natural gas is related to properties acquired in April and November of 1996 and February and March of 1997. Properties owned during both the three months ended March 31, 1997 and 1996 produced 16,084 bbls of oil for the three months ended March 31, 1997, compared to 24,170 bbls for the comparable period in 1996. This decrease of 8,086 bbls (33%) is a combination of the normal depletion of the oil reservoirs and reduced production from certain properties under-going work-over programs during the period. Properties owned during the three months ended March 31,1997 and 1996 produced 12,013 Mcf of natural gas for the three months ended March 31, 1997, compared to 5,883 Mcf for the comparable period in 1996. This increase of 6,130 Mcf (104%) is a reflection of improved production arising from an on-going work-over program. During the three months ended March 31, 1997 the Company produced 8,468 bbls of oil and 88,153 Mcf of natural gas from properties it acquired in April 1996. During the three months ended March 31, 1997 the Company produced 6,091 bbls of oil and 1,616 Mcf of natural gas from properties it acquired in November 1996. During the period from acquisition to March 31, 1997 the Company produced 11,502 bbls of oil and 61,479 Mcf of natural gas from properties it acquired in February and March, 1997.

The average selling price of oil was $21.29 per bbl for the three months ended March 31, 1997, compared to $18.50 per bbl in the comparable period in 1996. This increase of $2.79 per bbl (15%) is a result of general increases in oil prices. The average selling price of natural gas was $2.70 per Mcf for the three months ended March 31, 1997, compared to $3.16 per Mcf in the comparable period in 1996. This decrease of $0.46 per Mcf (15%) relates to a general decrease in natural gas prices.

PRODUCTION EXPENSES       The Company's lease operating expenses rose to
$565,000 for the three months ended March 31, 1997, an increase of $307,000 (119%) from the comparable period in 1996. The increase is a combination of the 158% (based on BOE produced) increase in production and a decrease in the LOE per BOE. The average LOE per BOE was $8.14 per BOE during the three months ended March 31, 1997, a decrease of $1.45 (15%) over the average LOE per BOE of $9.59 for the comparable period in 1996. This decrease in the average LOE per BOE is related to an ongoing rework program, the objective of which is to increase production and reduce the LOE per BOE. The early indications are that this program will have the desired effect of increased production and decreased LOE's per BOE over the long term.

Severance and production related taxes were $84,000 for the three months ended March 31, 1997, compared to $39,000 incurred in the comparable period in 1996. This increase of $45,000 (113%) is a function of the increase in production and the increase in oil and natural gas prices (4% based on BOE produced).

Depreciation, depletion, and amortization (DDA) costs were $290,000 for the three months ended March 31, 1997, an increase of $145,000 (100%) over the $145,000 recognized during the comparable period in 1996. This increase relates primarily to the 158% increase in BOE produced. The DDA cost per BOE was $4.18 during the three months ended March 31, 1997, a decrease of $1.21 per BOE (22%) over the $5.39 per BOE for the comparable period in 1996. This decrease in DDA per BOE is primarily a reflection of the lower acquisition cost per BOE of reserves of the properties acquired during the intervening period, than those acquired previously.

GENERAL AND ADMINISTRATIVE COSTS      The general and administrative costs of
the Company were $382,000 during the three months ended March 31, 1997, as compared to $369,000 for the comparable period in 1996. This increase of $13,000 (4%) is a reflection of the higher level of activity arising from the Company's acquisitions. It is also consistent with the expectation of management that general and administrative expenses would not increase significantly as additional properties were acquired.

INTEREST EXPENSE               The Company incurred interest and financing
costs of $51,000 during the three months ended March 31, 1997, compared to $83,000 for the comparable period in 1996. This decrease of $32,000 is a reflection of the increase in interest bearing debt of the Company, from $7.5 million at March 31, 1996 to $9.6 million at March 31, 1997 offset by $176,000 of unrealized gains on foreign exchange arising from the DM 3.65 million of bonds. The increase of $2.1 million in debt was used primarily to finance the acquisition of more than $7 million of oil and gas producing properties. The interest and financing costs were reduced by $22,000 of gains arising from foreign exchange rate changes.


THE NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1996


REVENUES         The Company's total revenues rose by $1,717,000 (123%) to
$3,118,000 for the nine months ended March 31, 1997, from $1,401,000 for the comparable period in 1996. This increase is a result of increases in both the BOE produced and in selling prices.

The Company produced 100,611 bbls of oil in the nine months ended March 31, 1997, representing an increase of 29,764 bbls (42%) over the 70,847 bbls produced in the comparable period in 1996. The Company produced 366,182 Mcf of natural gas in the nine months ended March 31, 1997, representing an increase of 347,053 (1,804%) over the 19,228 Mcf produced in the comparable period in 1996. On a BOE basis, production for the nine months ended March 31, 1997 was 161,641 BOE, an increase of 87,589 BOE (118%) over the 74,052 BOE produced during the comparable period in 1996.

The Company acquired four oil and gas producing properties during the intervening period. All of these properties added substantially to the natural gas production capacity of the Company and changed the production ratio between oil and gas. During the nine months ended March 31, 1997 the Company's production, on a BOE basis, was weighted at 62% for oil and 38% for natural gas. This is compared to a weighting of 96% for oil and 4% for natural gas during the nine months ended March 31, 1996.

The increase in production of both oil and natural gas is related to properties acquired in April and November 1996 and February and March 1997. Properties owned during both the nine months ended March 31, 1996 and 1996 produced 60,018 bbls of oil for the nine months ended March 31, 1997, compared to 70,847 bbls for the comparable period in 1996. This decrease of 10,829 bbls (15%) is a combination of the normal depletion of the oil reservoirs and reduced production from certain properties under-going work-over programs during the period. Properties owned during the nine months ended March 31, 1997 and 1996 produced 25,045 Mcf of natural gas for the nine months ended March 31, 1997, compared to 19,228 Mcf for the comparable period in 1996. This increase of 5,817 Mcf (30%) is a reflection of improved production arising from an on-going work-over program. During the nine months ended March 31, 1997 the Company produced 19,186 bbls of oil and 277,624 Mcf of natural gas from properties it acquired in April, 1996, and, during the period from acquisition to March 31, 1997, 9,905 bbls of oil and 2,034 Mcf of natural gas from properties it acquired in November, 1996, and 11,502 bbls of oil and 61,479 Mcf of natural gas from the properties that it acquired in February and March, 1997.

The average selling price of oil was $21.91 per bbl for the nine months ended March 31, 1997, compared to $17.66 per bbl in the comparable period in 1996. This increase of $4.25 per bbl (24%) is a result of general increases in oil prices. The average selling price of natural gas was $2.49 per Mcf for the nine months ended March 31, 1997, compared to $2.04 per Mcf in the comparable period in 1996. This increase of $0.45 per Mcf (22%) relates to a general increase in natural gas prices.

PRODUCTION EXPENSES       The Company's lease operating expenses rose to
$1,416,000 for the nine months ended March 31, 1997, an increase of $748,000 (112%) from the comparable period in 1996. The increase is a combination of the 118% (based on BOE produced) increase in production and an decrease in the LOE per BOE. The average LOE per BOE was $8.76 per BOE during the nine months ended March 31, 1997, an decrease of $0.26 (3%) over the average LOE per BOE of $9.02 for the comparable period in 1996. This decrease in the average LOE per BOE is related to an ongoing rework program, the objective of which is to increase production and reduce the LOE per BOE. The early indications are that this program will have the desired effect of increased production and reduced LOE's per BOE over the long term.

Severance and production related taxes were $217,000 for the nine months ended March 31, 1997, compared to $102,000 incurred in the comparable period in 1996. This increase of $115,000 (113%) is a function of the increase in production and the increase in oil and natural gas prices (22% based on BOE produced). Depreciation, depletion, and amortization (DDA) costs were $747,000 for the nine months ended March 31, 1997, an increase of $357,000 (92%) over the $390,000 recognized during the comparable period in 1996. This increase relates primarily to the 118% increase in BOE produced. The DDA cost per BOE was $4.62 during the nine months ended March 31, 1997, an decrease of $0.65 per BOE (12%) over the $5.27 per BOE for the comparable period in 1996. This decrease in DDA per BOE is primarily a reflection of the marginally lower acquisition cost per BOE of reserves of the properties acquired during the intervening period, than those acquired previously.

GENERAL AND ADMINISTRATIVE COSTS      The general and administrative costs of
the Company were $931,000 during the nine months ended March 31, 1997, as compared to $946,000 for the comparable period in 1996. This decrease of $15,000 (2%) is consistent with management's expectation that general and administrative expenses would not increase significantly as additional properties were acquired.

INTEREST EXPENSE               The Company incurred interest and financing
costs of $455,000 during the nine months ended March 31, 1997, compared to $141,000 for the comparable period in 1996. This increase of $314,000 (223%) is a reflection of the increase in interest bearing debt of the Company, from $7.5 million at March 31, 1996 to $9.6 million at March 31, 1997. This increase of $2.1 million in debt was used primarily to finance the acquisition of more than $7 million of oil and gas producing properties. The interest and financing costs were reduced by $24,000 of realized gains arising from foreign exchange rate changes and $176,000 of unrealized gains arising from foreign exchange rate changes.

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

CASH FLOWS       During the nine months ended March 31, 1997 the Company used
$287,000 of cash in its activities, as compared to generating $887,000 during the nine months ended March 31, 1996.

During the nine months ended March 31, 1997 the Company generated cash flows of $45,000 from operations, as compared to $11,000 during the nine months ended March 31, 1996. However, of the $45,000 generated from operations during the nine months ended March 31, 1997, the Company used only $56,000 in operations before the $101,000 generated by net changes in operating assets and liabilities. In contrast, the Company used $503,000 in operations in cash from operations prior to generating $514,000 of cash from net changes in operating assets and liabilities.

During the nine months ended March 31, 1997 the Company invested $3,727,000 in oil and natural gas producing properties and related equipment, as compared to $772,000 during the nine months ended March 31, 1996.

During the nine months ended March 31, 1997 the Company generated $3,370,000 in cash from financing activities. This consisted of $3,485,000 from the private placement of common stock, and $779,000 from incremental long-term debt while repaying $850,000 of short-term notes that were issued pursuant to the acquisition of certain oil and natural gas producing properties and $44,000 of the principal outstanding on a capital lease. During the nine months ended March 31, 1996 the Company raised $1,690,000 of additional long-term debt while repaying $42,000 of the principal outstanding on a capital lease, for a net increase of $1,648,000 from financing activities.

The Company realized a gain of $24,000 on changes in the foreign currency exchange rate between the DEM and the US dollar. This realized gain related to the interest payments made on July 15, 1996 and January 15, 1997.

INDEBTEDNESS     The Company has secured a revolving loan facility of $15
million with Comerica Bank in Dallas, Texas ("Comerica Bank") to, among other things, fund working capital and make additional acquisitions as and if appropriate opportunities are identified. On November 14, 1996 the Company received approval from Comerica Bank to borrow up to $5,325,000 under this revolving loan facility of which approximately $4.9 million was outstanding as of May 12, 1997. A condition of the loan facility is that $390,000 be utilized by the Company on improvements to existing producing properties. In addition, Comerica Bank issued a letter of credit on behalf of the Company in the amount of $49,000 that is secured under this revolving loan facility. The loan under this revolving credit facility is due for renewal by Comerica Bank on December 1, 1997. If Comerica Bank does not renew the loan or if the Comerica Bank indebtedness is not repaid when due, Comerica Bank would have the right to obtain possession of and sell the pledged properties, including any equipment, new wells, or other improvements placed on the property by the Company. The Company believes it will obtain renewal of the loan from Comerica on or before the due date for one additional year. In the event of a default on the bank indebtedness, not subsequently waived by the bank, it is unlikely that the Company would be able to continue its business. In addition, the Company is subject to certain financial and operating covenants that are usual and customary for transactions of this nature, including, but not limited to, requirements to provide annual audited and unaudited interim financial information, prohibitions on additional debt, restrictions on certain payments and distributions to affiliates and others, restrictions on changes in the nature of the business, and maintenance of minimum net worth, cash flow, and operating ratios. The loan agreement also contains usual and customary events of default and provides remedies to Comerica Bank in the event of default. Although the Company believes that its cash flows and available sources of financing will be sufficient to satisfy the interest payments on its debt at currently prevailing interest rates and oil and gas prices, the Company's level of debt may adversely affect the Company's ability:
(i) to obtain additional financing for working capital, capital expenditures or other purposes, should it need to so do; or (ii) to acquire additional oil and gas properties or to make acquisitions utilizing new borrowings. There can be no assurances that the Company will be able to obtain additional financing, if required, or that such financing, if obtained, will be on terms favorable to the Company.

On March 31, 1997 and on April 30, 1997 the Company was not in compliance with its working capital covenant. The Company has not corrected these defaults. However, Comerica Bank has provided the Company with a letter waiving these covenant violations solely with respect to these specific defaults. The Company believes but cannot assure that it will be able to correct the current covenant violation and be able to comply with all restrictive covenants in the future or obtain waivers from the bank with respect to noncompliance.

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

On February 5, 1997 the Company acquired from unaffiliated vendors 60 gross productive wells (48.4 net productive wells) and two developmental properties located in Mississippi, Louisiana and Texas. The purchase price consisted of cash of $1,900,000, four notes payable totaling $2,400,000, secured by a first charge on the properties, and 659,000 shares of restricted common stock. Two of these notes, totaling $400,000, bear no interest and are due not earlier that June 5, 1997 and not later than August 4, 1997. The remaining two notes are payable not later than February 4, 2000. Such notes bear no interest for the first two years and 9% for the final year payable in stock of the Company to be calculated at a value equivalent to 75% of the average closing bid price of the Company's common stock over the 30 days preceding the maturity date. These remaining two notes are repayable commencing on the first anniversary of the notes and semi-annually thereafter, at the option of the holder and on 60 days written notice, in the amount of $400,000. In the event that the holder exercises his right to defer payment of the semi-annual installment, he may, on 120 days written notice, demand payment of not more than two such installments. These notes are convertible to shares of common stock of the Company, at the option of the holder, for an amount not less than that required to convert to not less than 100,000 common shares and on 15 days notice, at a value equivalent to 75% of the average closing bid price of the Company's common stock over the 30 days preceding the notice to convert.

REGULATION S BOND         The Company is in the process of selling 5.0 million
Deutschemark denominated (DEM) 12% Bonds due July 15, 2000. Under Regulation S of the Act, the Company is prohibited from selling these Bonds to U.S. persons (as defined in Regulation S). As of May 12, 1997 the Company had issued bonds totaling DEM 3.65 million ($2.2 million). The Company is continuing its efforts to sell the remaining portion of the issue. Proceeds from such sales will be available to fund further development and acquisitions of oil and gas properties.

The Company is obligated to make periodic interest payments (January 15 and July 15 of each year) and to repay the principal when it comes due on July 15, 2000 in DEM. The interest payments due on July 15, 1996 and January 15, 1997 were paid in full at the time they came due. The funds generated by the Company from operations, which form the primary source of funds to pay the interest, are denominated in $US. The source of funds required to repay the principal outstanding on these bonds has not yet been identified, since the bonds do not mature until July 15, 2000. The Company is exposed to the risk that, upon repayment, the exchange rate between DEM and $US may be less favorable than that which existed at the time that the bonds were issued. This would result in the Company having to repay a larger number of $US than it received initially. Changes in the $US equivalent of the DEM bonds arising from changes to the DEM:$US exchange rate are recognized monthly. At March 31, 1997 the Company had recorded unrealized exchange rate gains of approximately $238,000 (At June 30, 1996 $62,000). However, there are no assurances that the Company will continue to realize gains related to favorable changes in the DEM:$US exchange rates in the future. Unfavorable changes to the DEM:$US exchange rate will result in the Company recording unrealized exchange rate losses related to the changes as they occur. The

Company believes it has the opportunity to enter into arrangements to manage its DEM:$US exchange rate risk. At this time, the Company has not entered into any such arrangements.

SUBORDINATED NOTES        Pursuant to the purchase of certain oil and natural
gas producing properties in east Texas in April 1996, the Company issued three notes, each bearing interest at 9% per annum and in the amount of $250,000, payable 90, 180 and 270 days after closing. These notes are fully subordinated to the Comerica indebtedness. The Company retired all three notes plus accrued interest on July 10, October 7, 1996, and January 5, 1997 in accordance with its obligations under those notes. The funds to retire the first two notes were raised from a portion of the proceeds of Regulation S Bonds issued by the Company and from a portion of the proceeds of the Regulation D Shares issued by the Company. The Company used a portion of the proceeds from the Regulation S Shares issued by the Company on March 26, 1996 to retire the third note and related interest.

Pursuant to the purchase of certain oil and natural gas producing properties in Texas in November 1996, the Company issued three notes to the vendor. The first note, in the amount of $100,000, plus accrued interest was retired on its due date of February 4, 1997 as was the second note, in the amount of $100,000 on its due date of May 4, 1997. The third note is in the amount of $227,500, payable monthly with principal and interest amortized over two years, bearing interest at ten percent (10%). All payments relating to the third note have been made as they came due. These notes are fully subordinated to the Comerica indebtedness. The Company intends to continue to use cash generated from operations to retire the third note.

ISSUANCE OF EQUITY SECURITIES     The Company issued 16,000 shares of common
stock pursuant to Regulation D in July 1996 as partial consideration for services rendered, which it valued at $0.18 per share ($2,880) for purposes of this transaction. The Company issued 100,000 shares of common stock pursuant to Regulation D in July 1996 as partial consideration for services rendered, which it valued at $0.18 per share ($18,000) for purposes of this transaction. The Company issued 100,000 shares of common stock pursuant to Regulation D in November 1996, as partial consideration for the acquisition of certain oil and gas producing properties and undeveloped properties in Texas, which it valued at $0.18 per share ($18,000) for purposes of this transaction. The Company also issued 92,000 common shares pursuant to Regulation D in December 1996, which it valued at $0.18 per share ($16,560) for purposes of this transaction, as partial consideration for some oil producing properties in New Mexico. On February 5, 1997 the Company issued 659,000 shares of common stock, pursuant to Regulation D, which it valued at $0.50 per share ($329,500) as partial consideration for oil and natural gas producing properties in Mississippi, Louisiana and Texas. On March 13, 1997 the Company issued 578,500 shares of common stock, pursuant to Regulation D, which it valued at $0.50 per share ($289,250) as partial consideration for an oil and natural gas producing property in Louisiana. On May 6, 1997 the Company issued 9,600,000 shares of preferred stock and 409,839 warrants exercisable at $1.85 per warrant for one common share of the Company, and other rights for $5,000,000. Additional cash consideration of up to $9,400,000 could be received by the Company under certain circumstances. In a related transaction, the Company acquired for treasury 9,600,000 shares of common stock for $5,000,000 plus three million warrants, exercisable at $2.50 per warrant for one common share of the Company. Additional consideration of an amount equal to the amount receivable under the related preferred stock issuance, may be payable by the Company, under certain circumstances.

The Company issued 100,000 shares of common stock pursuant to Regulation S in November, 1996 for $2.50 per share ($250,000). The Company issued 400,000 shares of common stock pursuant to Regulation S in December 1996 for $2.50 per share ($1,000,000). In January 1997, the Company issued 660,000 shares of common stock pursuant to Regulation S for $2.50 per share ($1,650,000). A portion of these funds were used to acquire certain oil and gas producing properties in Louisiana, Mississippi and Texas. In March 1997 the Company issued 400,000 shares of common stock pursuant to Regulation S for $2.50 per share ($1,000,000). The Company issued 100,000 shares of common stock pursuant to Regulation S in January, 1997, which it valued at $0.18 per share ($18,000) as partial consideration for the acquisition of two oil and gas producing properties and an undeveloped property in Texas and one gas producing property in Colorado.

OTHER SOURCES    The Company does not have sufficient liquidity or capital to fund fully future acquisitions or the development of its undeveloped properties. Therefore, the Company will continue to be dependent on raising substantial amounts of additional capital through any one or a combination of institutional or bank debt financing, equity offerings, debt offerings and internally generated cash flow, or by forming sharing arrangements with industry participants. Although the Company has been able to obtain such financings and to enter into such sharing arrangements in certain of its projects to date, there can be no assurance that it will continue to be able to do so. Alternatively, the Company may consider issuing additional securities in exchange for producing properties. There can be no assurance that any such financings or sharing arrangement can be obtained. Therefore, notwithstanding the Company's need for substantial amounts of additional capital, there can be no assurance that it can be obtained.

Further acquisitions and development activities in addition to those for which the Company is contractually obligated are discretionary and depend exclusively on cash availability from outside sources such as bank debt and the sale of securities or properties.

A majority of the Company's proved oil and gas reserves are undeveloped, which are expected to require approximately $13.5 million of development costs over the next ten years.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None


ITEM 2.  CHANGES IN SECURITIES

         On July 8, 1996, the Company issued 16,000 shares of common stock to Mr. Robert Donato as partial consideration of services rendered during the period March 6, 1995 to June 30, 1996. The sale of the securities were exempt from registration by reason of the exemption provided by
         Section 4(2) of the Act.

         On July 10, 1996, the Company issued 100,000 shares of common stock to Mr. Mitch C. Green as partial consideration of the severance payment to him upon his resignation as an officer of the Company as of July 10, 1996. The sale of the securities were exempt from registration by reason of the exemption provided by Section 4(2) of the Act.

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

         On January 16, 1997 the Company issued 100,000 shares of common stock to Volute Ltd. as partial consideration for certain oil and gas interests which the Company acquired. The issuance of the securities was exempt from registration by reason of the exemption provided by Regulation S promulgated under the act.

         On January 29, 1997 the Company issued 660,000 shares of common stock to third party investors for $1,650,000. The sale of the securities was exempt from registration by reason of the exemption provided by Regulation S promulgated under the Act.

         On February 5, 1997 the Company issued 394,280 and 264,720 shares of common stock to Mr. David Robertson and Mr. Keith Robertson respectively, as partial consideration for certain oil and gas interests which the Company acquired. The issuance of the securities was exempt from registration by reason of the exemption provided by
         Section 4(2) of the Act.

         On February 5, 1997, the Company's subsidiary, Corrida Resources, Inc., issued two promissory notes (one in the original principal amount of $375,000 payable to Robertson's Oil and Gas, Inc., Pelican Resources, Inc., and Allen K. Robertson and the other in the original principal amount of $1,625,000 payable to D&R Petroleum, Inc., Black Gold Production Services, Inc. and David Robertson) in consideration for the acquisitions of certain oil and gas interests. Each of these promissory notes is convertible by the holder thereof into shares of the Company's common stock. The notes are convertible in whole or in part after February 5, 1998; provided, that a partial conversion must be for a minimum of 100,000 shares of common stock. The notes are convertible based upon the price of the Company's common stock determined by multiplying seventy-five percent times the average closing bid price, reported by NASDAQ, for the thirty days immediately preceding the fifteenth day following the Company's receipt of a conversion notice.

         On March 5, 1997 the Company issued 400,000 shares of common stock to third party investors for $1,000,000. The sale of the securities was exempt from registration by reason of the exemption provided by Regulation S promulgated under the Act.

         On March 13, 1997 the Company issued 578,500 shares of common stock to Mr. David Robertson as partial consideration for certain oil and gas interests which the Company acquired. The issuance of the securities was exempt from registration by reason of the exemption provided by
         Section 4(2) of the Act.

         On May 6, 1997, the Company issued to Joint Energy Development Investments Limited Partnership ("JEDI") 9,600,000 shares of Series A Participating Convertible Preferred Stock, par value $0.01 per share, of the Company (the "Series A Preferred Stock"), certain warrants to purchase the Company's common stock (the "JEDI Warrants") and warrants to purchase 409,839 shares of the Company's common stock (the "Robertson Warrants"). The aggregate consideration (excluding the exercise price in respect of the JEDI Warrants and the Robertson Warrants) cannot exceed $14,400,000 and consisted of (i) $5,000,000 ($0.521 per share) cash plus (ii) contingent cash payment obligations (up to an aggregate of $9,400,000) to the Company under the Earn Up Agreement dated as of May 6, 1997 between the Company and JEDI (the "JEDI Earn Up Agreement"). The JEDI Warrants are exercisable commencing on October 1, 1998 and ending on December 31, 1998. At the time of exercisability, the JEDI Warrants will be exercisable for the number of shares of common stock (or amount of other property) equal to the number of shares of the Company's common stock (or amount of other property), as adjusted from time to time pursuant to the JEDI Warrants, which would have been received upon the exercise on the Election Date (as defined in the Forseti Earn Up Agreement described below) of the Forseti Warrants (defined below) that are deliverable by Forseti (defined below) to the Company pursuant to the Forseti Earn Up Agreement. The JEDI Warrants may be exercised in full or in part by means of payment of the exercise price (initially $2.50 per share of common stock in cash). The Robertson Warrants are exercisable for a period of one year, commencing on May 6, 1997. The Robertson Warrants may be exercised in full or in part by means of payment of the exercise price (initially $1.85 per share of common stock in cash). The sale of these securities was exempt from registration by reason of the exemption provided by Regulation D promulgated under the Act.

         On May 6, 1997, the Company repurchased 9,600,000 shares of the Company's common stock owned by Forseti Investments Ltd. ("Forseti") in exchange for (i) $5,000,000 ($0.521 per share) cash, (ii) the issuance by the Company of Class A Common Stock Purchase Warrants to purchase 1,000,000 shares of the Company's common stock at an initial exercise price of $2.50 per share (the "Class A Warrants") and Class B Common Stock Purchase Warrants to purchase 2,000,000 shares of the Company's common stock at an initial exercise price of $25.0 per share (the "Class B Warrants", and together with the Class A Warrants, the "Forseti Warrants"), and (iii) contingent obligations (up to an aggregate of $9,400,000) to Forseti under the Earn Up Agreement dated as of May 6, 1997 between the Company and Forseti (the "Forseti Earn Up Agreement"). However, pursuant to the terms of the Forseti Earn Up Agreement, Forseti can not both sell or exercise the Forseti Warrants and receive full payment under the Forseti Earn up Agreement.
         Instead, Forseti has the option of either selling or exercising the Forseti Warrants or receiving any payments due under the Forseti Earn Up Agreement. The aggregate consideration paid or payable by the Company to Forseti in respect of the repurchase of the Common Stock owned by Forseti can not exceed $14,400,000. This consideration will be funded only through the JEDI Earn Up Agreement. The Forseti Warrants are exercisable from their date of issuance (subject to Regulation S and the Securities Purchase Agreement dated as of March 27, 1997 between the Company and Forseti) and will expire December 31, 1998; provided, that any of the Forseti Warrants held by Forseti on the Election Date (as defined in the Forseti Earn Up Agreement) will expire on the Election Date unless Forseti elects to retain the Forseti Warrants under the Forseti Earn Up Agreement. The Forseti Warrants may be exercised in full or in part of by means of payment of the exercise price (initially $2.50 per share of common stock) in cash. If the Forseti Warrants are exercised only in part, they must be exercised for the purchase of at least 100,000 shares of common stock. In addition, pursuant to the Forseti Earn Up Agreement, the Company granted to Forseti an option to purchase from the Company a number of shares of the Company's common stock equal to the quotient of (x) the amount by which the Earn Up Amount (as defined under the Forseti Earn Up Agreement) exceeds $7,000,000 and (y) $2.50, at a price equal to $2.50. The option is exercisable in full or in part only from the date that the Earn Up Amount is paid by the Company to Forseti through the fifth business day after the date of payment of the Earn Up Amount. The issuance of the Forseti Warrants and the option was exempt from registration by reason of the exemption provided by Regulation S promulgated under the Act.

         During the quarter ended March 31, 1997, the Company determined to amend the Company's Certificate of Incorporation, effective May 5, 1997, to (i) authorize the increase of authorized common stock from 40,000,000 to 100,000,000 and (ii) authorize 50,000,000 shares of preferred stock, par value $0.01 per share, which shares of preferred stock may be issued in one or more series at the discretion of the Board of Directors. In addition, in connection with the Securities Purchase Agreement dated as of March 27, 1997 between the Company and JEDI, (i) the Company agreed to authorize the issuance of Series A Participating Convertible Preferred Stock and Series B Participating Convertible Preferred Stock pursuant to two Certificates of Designation effective May 5, 1997 and (ii) the Company granted to JEDI certain maintenance rights to purchase its proportionate share of capital stock of the Company at the same price and on the same terms as capital stock to be sold by the Company.

         For a discussion of the relative rights and preferences of the Series A Preferred Stock and their effects on the rights of the holders of the Company's common stock see "Certain Effects of the Charter Amendment and the Proposed Transactions" in the Company's Information Statement filed with the Securities and Exchange Commission on April 15, 1997 and incorporated herein by this reference.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Forseti and EIBOC Investments Ltd., as the collective holders of approximately 54% of the issued and outstanding shares of the Company's common stock as of March 27, 1997, approved and adopted, effective as of May 5, 1997, by written consent in lieu of a meeting of stockholders, a proposal to amend the Company's Certificate of Incorporation to (i) authorize the increase of authorized common stock from 40,000,000 to 100,000,000 and (ii) authorize 50,000,000 shares of preferred stock, par value $0.01 per share, which shares of preferred stock may be issued in one or more series at the discretion of the Board of Directors.


ITEM 5.  OTHER INFORMATION

         On May 6, 1997, the Company issued 9,600,000 shares of preferred stock and other rights to Joint Energy Development Inc. ("JEDI") for $5,000,000. Additional cash consideration of up to $9,400,000 may be
         receivable by the Company under certain circumstances.   On May 6,
         1997, the Company acquired 9,600,000 shares of common stock from Forseti Investments Ltd. for $5,000,000 plus three million warrants. Under certain circumstances, Forseti could receive and amount equal to the additional proceeds payable by JEDI. (See Part II, Item 2, "Changes in Securities").


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         [A]     Exhibits

                 10.1 Securities Purchase Agreement dated as of March 27, 1997 between Queen Sand Resources, Inc. and Joint Energy Development Investments Limited Partnership (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K dated March 27, 1997).

                 10.2 Securities Purchase Agreement dated as of March 27, 1997 between Queen Sand Resources, Inc. and Forseti Investments Ltd. (incorporated by reference to Exhibit 1.2 to the Company's Current Report on Form 8-K dated March 27,
                 1997).



         [B]     Reports on Form 8-K

                 1. Current Report on Form 8-K dated January 8, 1997 disclosing certain matters under Item 9.

                 2. Current Report on Form 8-K dated February 12, 1997
                    disclosing certain matters under Item 9.

                 3. Current Report on Form 8-K dated February 20, 1997
                    disclosing certain matters under Items 2 and 7.

                 4. Current Report on Form 8-K dated March 19, 1997 disclosing certain matters under Items 4 and 7.

                 5. Current Report on Form 8-K dated March 26, 1997 disclosing certain matters under Items 2 and 7.

                 6. Current Report on Form 8-K/A-1 dated March 26, 1997
                    disclosing certain matters under Item 7 and including pro forma combined condensed financial statements as of December 31, 1996 prepared in connection with an acquisition report therein.

                 7. Current Report on Form 8-K dated March 27, 1997 disclosing certain matters under Item 5.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     QUEEN SAND RESOURCES, INC.



                                     By:  /s/ Edward J. Munden
                                        ---------------------------------------
                                          Edward J. Munden
                                          President and Chief Executive Officer



                                     By:  /s/ Ronald I. Benn
                                        ---------------------------------------
                                          Ronald I. Benn
                                          Chief Financial Officer


Date: May 14, 1997