Form 10KSB
period 1997-06-30
QUEEN SAND RESOURCES INC
filed 1997-09-29
CIK 943548

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-21179
                           QUEEN SAND RESOURCES, INC.
                 (Name of small business issuer in its charter)

                      STATE OF DELAWARE                         75-2615565
               (State or other jurisdiction of               (I.R.S. Employer
               incorporation or organization)                Identification No.)

               3500 OAK LAWN, SUITE 380
               DALLAS, TEXAS                                     75219-4398
               (Address of principal                             (Zip Code)
                  executive offices)
               ISSUER'S TELEPHONE NUMBER:  (214) 521-9959

Securities registered under Section 12(b) of the Exchange Act: none Securities registered under Section 12(g) of the Exchange Act:
        Common Stock, par value $.0015 per share

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO []

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __

State issuer's revenues for its most recent fiscal year.  $4,381,035

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, of such common equity, as of September 24, 1997 was $82.8 million. (In computing this number, issuer has assumed all holders of greater than 5% of the common equity and all directors and officers are affiliates of the issuer.)

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 24, 1997: 22,375,552.

The information required by Items 9, 10, 11 and 12 under Part III of this report is incorporated by reference from the issuer's definitive proxy statement for its 1997 Annual Meeting of Stockholders (to be filed with the Commission not later than October 28, 1997).

Transitional Small Business Disclosure Format: Yes [ ] NO [ X ]

                           QUEEN SAND RESOURCES, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS

ITEM                                                                       PAGE
                                                                           ----
                                            PART I

ITEM 1.    DESCRIPTION OF BUSINESS                                            1

ITEM 2.    DESCRIPTION OF PROPERTY                                            12

ITEM 3.    LEGAL PROCEEDINGS                                                  16

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                16


                                           PART II

ITEM 5.    MARKET FOR COMMON EQUITY                                           17
           AND RELATED STOCKHOLDER MATTERS

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF                            18
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7.    FINANCIAL STATEMENTS                                               27

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                      27
           ON ACCOUNTING AND FINANCIAL DISCLOSURE


                                           PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS                           27
           AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
           OF THE EXCHANGE ACT.

ITEM 10.   EXECUTIVE COMPENSATION                                             27

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                    28
           AND MANAGEMENT

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     28


ITEM 13.   EXHIBITS AND                                                       28
           REPORTS ON FORM 8-K

GLOSSARY                                                                      32

SIGNATURES                                                                    34

FINANCIAL STATEMENTS                                                          F1

                                     PART I

ITEM 1.        DESCRIPTION OF BUSINESS

GENERAL

        Queen Sand Resources, Inc. (the "Company") is an independent energy company engaged in the acquisition, development, exploitation and operation of crude oil and natural gas producing properties in traditional on-shore oil and natural gas regions of southwestern United States using conventional operating techniques. This niche focus is complemented by undertaking further development activity to increase reserves and production and by making operational improvements to enhance productivity and cash flow. The Company's growth-by-acquisition strategy emphasizes: a geographic concentration in the southwestern United States; existing production and cash flow; a mix of proved and undeveloped reserves; conventional recovery techniques in onshore locations; improved operating results through workovers and remedial work; and comprehensive recompletion and drilling programs to achieve full development of recoverable reserves.

        Certain capitalized terms used in this Annual Report on Form 10-KSB are defined in the "Glossary" included herein.

BUSINESS STRATEGY

        The Company's strategy for growth involves: acquiring oil and natural gas properties with significant exploitation, development and/or exploration potential, obtaining operational control of its significant properties, developing the properties to maximize production and reserve recovery and achieving a low operating cost per barrel of oil and/or Mcf of natural gas. Through this strategy the Company strives to increase reserves, production and cash flow from operations.

        Since the commencement of its current business plan on August 9, 1994 the Company has invested approximately $26 million in 14 separate acquisitions and the subsequent development of some of those properties. As a result, the Company has, based on reserve reports from independent petroleum engineers at June 30, 1997, (on a proforma basis after giving effect to the acquisition of the Collins & Ware Properties. See "Recent Developments") estimated reserves of approximately 7,560 MMbbls of crude oil and 22,449 MMcf of natural gas with a pre-tax PV10 value of $49.2 million. See "Description of Property".

RECENT DEVELOPMENTS

        Recently Joint Energy Development Investments Limited Partnership, a Delaware limited partnership ("JEDI") and a wholly-owned subsidiary of Enron Corp. ("Enron"), became a significant stockholder of the Company.

        On May 5, 1997, the Company amended its Certificate of Incorporation to increase the number of authorized shares of the Company's common stock, par value $0.0015 per share (the "Common Stock"), from 40,000,000 to 100,000,000 shares and to authorize the issuance of up to 50,000,000 shares of preferred stock, par value $0.01 per share (the "Preferred Stock"), which shares of Preferred Stock may be issued in one or more series at the discretion of the Board of Directors of the Company. The amendment to the Certificate of Incorporation of the Company was approved by Forseti Investments Ltd., a company organized under the laws of Barbados ("Forseti") and EIBOC Investments Ltd., a company organized under the laws of Barbados ("EIBOC"), as the collective holders of approximately 54% of the Company's then outstanding Common Stock, by written consent in lieu of a meeting of stockholders dated March 27, 1997 and effective May 5, 1997 and was also approved unanimously by the Board of Directors.

        On May 6, 1997, the transactions contemplated under (i) the Securities Purchase Agreement, dated March 27, 1997 between the Company and JEDI, and (ii) the Securities Purchase Agreement, dated March 27, 1997 between the Company and Forseti were completed. Pursuant to these transactions, (i) JEDI purchased from the Company 9,600,000 shares of its Series A Participating Convertible Preferred Stock (convertible into 9,600,000 shares of Common Stock) for initial consideration of $5 million, plus contingent future payments not to exceed $9.4 million (which would be used to fund certain additional contingent payments to Forseti), and (ii) the Company purchased from Forseti 9,600,000 shares of Common Stock for $5 million. In addition, the Company issued to JEDI and Forseti warrants to purchase additional shares of Common Stock. For more detailed information of these transactions, see the Company's Current Report on Form 8-K, dated May 6, 1997.

        On August 1, 1997 the Company arranged a revolving loan facility of $75 million with the Bank of Montreal, Houston, Texas ("Bank of Montreal") to, among other things, refinance indebtedness outstanding under the Company's prior credit facility, fund working capital and make additional acquisitions as and if appropriate opportunities are identified. The Company has received approval from the Bank of Montreal to borrow up to $17 million under this revolving loan facility. As of September 24, 1997 the Company had borrowed $12 million thereunder. In addition, the Bank of Montreal has issued two letters of credit on behalf of the Company totaling $2 million. These letters of credit are secured under this loan facility. The outstanding balances under the loan facility are secured by pledges on assets of the Company representing approximately 80% of the total assets of the Company.

        On August 1, 1997, the Company completed the acquisition of 77 gross productive wells (12.35 net productive wells) located in New Mexico, Texas and Oklahoma from Collins & Ware, Inc., of Midland, Texas (the "Collins & Ware Properties acquisition"). As estimated at June 30, 1997, these acquired properties include proved reserves for the Company totaling 851 Mbbls of crude oil and 1,476 MMcf of natural gas. The consideration for this acquisition consisted of $6 million in cash and 1 million shares of the Company's Common Stock which it valued at $3.125 per share. For more detailed information on this acquisition, see the Company's Current Report on Form 8-K dated August 1, 1997.

        During the period from July 1, 1997 to September 24, 1997 the Company raised approximately $1.6 million in equity. These funds were arranged by the private placement of 350,000 shares of Common Stock pursuant to Regulation S. The Company believes that this additional equity, in addition to the $3 million of unutilized borrowing capacity available under the Bank of Montreal loan facility, provides the Company with the funds required to undertake a significant capital expenditure program on its existing properties. This capital expenditure program is expected to significantly increase production and improve the reserves of the Company.

COMPANY HISTORY

        The Company was incorporated under the laws of the state of Delaware on May 11, 1989 under the name "Park Avenue Capital Corp." Prior to March 1995, the Company had no substantive operations other than raising initial capital and searching for a business to acquire. The Company operates its business through three subsidiaries, Queen Sand Resources, Inc., a Nevada corporation ("QSRn"), Northland Operating Co., a Nevada corporation ("Northland"), and Corrida Resources, Inc., a Nevada corporation ("Corrida"). Unless the context requires otherwise, the term "the Company" refers to and includes QSRn, Northland, Corrida and all other subsidiaries and partnerships of which the Company owns a greater than 50% interest.

        On March 6, 1995, the Company acquired all of the outstanding common stock of QSRn in exchange for 19,200,000 shares of common stock of the Company. For accounting purposes, the acquisition has been treated as a recapitalization of QSRn with QSRn as the acquirer. The historical financial statements of the Company prior to March 6, 1995 are those of QSRn. QSRn and Corrida own the material assets of the Company.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-KSB contains certain forward-looking statements, including, without limitation, statements containing the words "believes", "anticipates," "expects" and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, financial condition, performance or achievements of the Company (defined below), or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: adverse changes in the oil and gas industry conditions, commodity price risk, environmental risk, competition, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, the availability and replacement costs for rig related equipment, spare parts and supplies, financing costs, changes in operating expenses, attraction and retention of skilled employees, adverse changes in applicable tax laws, adverse changes in governmental rules and fiscal policies, civil unrest, acts of God, acts of war, and other factors referenced in this Annual Report on Form 10-KSB. Certain of these factors are discussed in more detail elsewhere in this Annual Report on Form 10-KSB, including, without limitation, "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such forward-looking statements to reflect future events or developments.

RISK FACTORS

        In addition to the substantial risks inherent in any business venture, readers should consider the following risk factors which may specifically affect the Company's performance and its ability to carry on business.

ACQUISITION RISK

        The Company's current strategy is to increase oil and natural gas reserves by selectively acquiring and exploiting producing oil and natural gas properties, rather than engaging in exploratory drilling. The Company's business strategy assumes that other oil and natural gas companies will continue to divest of many of their United States oil and natural gas properties. There can be no assurance, however, that such divestitures will continue or that the Company will be able to acquire such properties at acceptable prices or develop additional reserves in the future. If such acquisition opportunities should significantly decline, the Company may be required to change its business strategy. Even if the Company identifies oil and natural gas reserves for possible acquisition, the completion of any transaction would be dependent on obtaining required funding. Further, there is no assurance that any such acquisition, if completed, would result in ongoing revenues to the Company in excess of related operating and financing costs. See "Acquisition Financing" and "Description of Business -- Business Strategy".

        Although the Company performs a review of acquired properties that it believes is consistent with industry practices, such reviews are inherently incomplete. Acquisitions will continue to be investigated and pursued on the assumption that it is generally not feasible to review in-depth every aspect of each individual property or well involved in an acquisition and that even an in-depth review of all properties and records may not necessarily reveal all or any existing or potential problems, nor will it permit the Company to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. In addition, inspections may not always be performed on every well prior to acquisition and some problems, including downhole conditions, latent equipment defects, groundwater contamination and certain environmental problems, are not necessarily observable even on inspection. Ordinarily, therefore, the Company's review and due diligence has been and will continue to be focused on higher value properties with a sample review of the remainder. Reliance will continue to be made on information provided by the vendors of the properties with or without independent verification.

ACQUISITION FINANCING

        The Company's strategy of acquiring and exploiting producing oil and natural gas properties is dependent on its ability to obtain financing for any such acquisitions. The Company does not have sufficient liquidity or capital to undertake all of the acquisition prospects that it generates or to fully fund the development of any prospect. Therefore, the Company will continue to be dependent on raising substantial amounts of additional capital through any one or a combination of institutional or bank debt financing, equity offerings, debt offerings and internally generated cash flow, or by forming sharing arrangements with industry participants. Although the Company has been able to obtain such financings and to enter into such sharing arrangements in certain of its projects to date, there can be no assurance that additional financings or sharing arrangements can be obtained, notwithstanding the Company's need for substantial amounts of additional capital. If the Company is unable to obtain capital that may be necessary or desired for its acquisition, development or exploitation activities, it may be forced to defer or abandon specific projects, reduce substantially its overall efforts, dilute its interest in existing sharing arrangements for specific projects, attempt to sell all or a portion of specific prospects or leasehold positions, or otherwise severely curtail its acquisition, development and exploitation activities. See "Indebtedness" and "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources".

INDEBTEDNESS

        On August 1, 1997 the Company arranged a revolving loan facility of $75 million with the Bank of Montreal, to, among other things, refinance the indebtedness outstanding under the Company's prior credit facility, fund working capital and make additional acquisitions as and if appropriate opportunities are identified. The Company has received approval from the Bank of Montreal to borrow up to $17 million under this revolving loan facility. As of September 24, 1997 the Company had borrowed $12 million thereunder. In addition, the Bank of Montreal has issued two letters of credit on behalf of the Company totaling $2 million. These letters of credit are secured under this loan facility. The outstanding balances under the loan facility are secured by pledges on assets of the Company representing approximately 80% of the total assets of the Company.

        The loan facility is due on July 31, 2003. For the period August 1, 1997 to July 31, 1999 the loan facility will be of a revolving nature. For the period August 1, 1999 to July 31, 2003 the loan facility will be repaid in 48 equal monthly installments, based on the principal outstanding on July 31, 1999.

        If the Bank of Montreal does not renew the loan or if the Bank of Montreal indebtedness is not repaid when due, the Bank of Montreal would have the right to obtain possession of and sell the pledged properties, including any equipment, new wells, or other improvements placed on the properties by the Company. In the event of a default on the bank indebtedness, not subsequently waived by the bank, it is unlikely that the Company would be able to continue its business. In addition, the Company is subject to certain financial and operating covenants that are usual and customary for transactions of this nature, including, but not limited to, requirements to provide annual audited and unaudited interim financial information, prohibitions on additional debt, restrictions on certain payments and distributions to affiliates and others, restrictions on changes in the nature of the business, and maintenance of minimum cash flow and operating ratios. The loan agreement also contains usual and customary events of default and provides remedies to the Bank of Montreal in the event of default. Although the Company believes that its cash flows and available sources of financing will be sufficient to satisfy the interest payments on its debt at currently prevailing interest rates and oil and gas prices, the Company's level of debt may adversely affect the Company's ability:
(i) to obtain additional financing for working capital, capital expenditures or other purposes, should it need to do so; or (ii) to acquire additional oil and natural gas properties or to make acquisitions utilizing new borrowings. There can be no assurances that the Company will be able to obtain additional financing, if required, or that such financing, if obtained, will be on terms favorable to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

        In addition, as of June 30, 1997, the Company had outstanding approximately $2.1 million (DEM 3.65 million) of indebtedness as a result of the sale of Deutschemark denominated 12% Promissory Notes

(the "Bonds") (as of September 24, 1997 $2.2 million, DEM 3.9 million). The Bonds are unsecured, general obligations of the Company and are subordinated in right of payment to all existing and future secured indebtedness of the Company.

        The Company's ability to make scheduled payments of principal of, or to pay interest on, or to refinance its indebtedness depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control, as well as to the prevailing market prices for oil and natural gas. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future bank credit will be available in an amount sufficient to enable the Company to service its indebtedness or make necessary capital expenditures. In addition, the Company anticipates that it is likely to find it necessary to refinance a portion of the principal amount of its indebtedness at or prior to their maturity. However, there can be no assurance that the Company will be able to obtain financing to complete a refinancing of its indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

        The degree to which the Company's assets will be leveraged could have important consequences to stockholders, including, but not limited to, the following: (i) a substantial portion of the Company's cash flow from operations will be required to be dedicated to debt service and will not be available for other purposes; (ii) the Company's ability to obtain additional financing in the future could be limited; (iii) certain of the Company's borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates; and (iv) the Company will be subject to a variety of restrictive covenants and the failure of the Company to comply with such covenants could result in events of default which, if not cured or waived, could have a material adverse effect on the Company and its ability to make payments of principal of, and interest on its indebtedness.

CURRENCY RISK

        The Bonds are denominated in Deutschemarks ("DEM"). The Company has the obligation to make periodic interest payments (January 15 and July 15 of each year) and to repay the principal when it comes due on July 15, 2000 in DEM. The funds generated by the Company from operations, which form the primary source of funds to pay the interest, are denominated U.S. dollars ($US). The source of funds required to repay the principal outstanding on the Bonds has not yet been identified, since the Bonds do not mature until July 15, 2000. The Company is exposed to the risk that, upon repayment, the exchange rate between DEM and $US may be less favorable than that which existed at the time that the Bonds were issued. This would result in the Company having to repay a larger number of $US than it received initially. Changes in the $US equivalent of the DEM Bonds arising from changes to the DEM:$US exchange rate are recognized monthly. During the year ended June 1997 the Company had recorded unrealized exchange rate gains of approximately $300,000. However, there are no assurances that the Company will continue to realize gains related to favorable changes in the DEM:$US exchange rates in the future. Unfavorable changes to the DEM:$US exchange rate will result in the Company recording unrealized exchange rate losses related to the changes as they occur. The Company believes it has the opportunity to enter into arrangements to manage its DEM:$US exchange rate risk. At this time, the Company has not entered into any such arrangements.

RESERVE REPLACEMENT

        The Company's future success depends on its ability to find, develop or acquire additional oil and gas reserves that are economically producing or recoverable. The proved reserves of the Company will generally decline with production, except to the extent that the Company conducts successful exploration or development activities or acquires properties containing proved reserves, or both. Therefore, in order to increase reserves and production, the Company must continue its acquisition, development drilling and recompletion programs or undertake other replacement activities. The Company's current strategy is to maintain its focus on low-cost operations while increasing its reserve base, production and cash flow through (i) acquisition of producing oil and gas properties with undeveloped reserves; (ii) investing in other oil and gas properties with unexploited reserves; and (iii) using available cash flows to continue to exploit its existing properties. There can be no assurance, however, that the Company's planned development projects and acquisition activities will result in significant additional reserves or that the Company will have success drilling productive wells at low finding and development costs. Furthermore, if prevailing oil and gas prices were to increase significantly, the Company's finding costs to add reserves could increase.

COMPETITION

        The exploration for and the development and production of oil and natural gas is highly competitive. Major and independent oil and gas companies and individuals actively bid for desirable oil and gas properties and compete for the equipment, services, and labor required to develop and operate such properties. The Company competes with numerous firms and other individuals in its activities, including major oil firms and independent exploration and producing firms, many of which have substantially greater financial resources, management and technical staffs and facilities than those of the Company. Accordingly, many of the Company's competitors may be better positioned to acquire and exploit prospects, obtain funding, hire personnel and market oil and natural gas production. In addition, the producing, processing and marketing of crude oil and natural gas is affected by a number of factors which are beyond the control of the Company, the effect of which cannot be accurately predicted. Many of the Company's larger competitors may be able to respond better to factors that affect the demand for oil and natural gas production such as changes in worldwide oil and natural gas prices and levels of production, the cost and availability of alternate fuels and the application of government regulations.

PRICE FLUCTUATIONS

        The Company's revenues are dependent upon prevailing prices for oil and natural gas. Historically, oil and natural gas prices have been and are likely to continue to be extremely volatile. Prices for oil and natural gas are subject to wide fluctuations in response to: (i) relatively minor changes in the supply of and demand for oil and natural gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond the Company's control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and natural gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. If oil or natural gas prices were to decrease significantly, certain of the Company's wells could become uneconomic, thereby adversely affecting: (i) the level of proved reserves attributable to the Company's properties; (ii) the Company's ability to increase its reserves and production; (iii) the borrowing base under any financing agreement; and (iv) cash flow from operations, revenues and operating income.

MARKETABILITY OF PRODUCTION

        The marketability of the Company's production depends upon the availability and capacity of oil and natural gas gathering systems and pipelines, the effect of federal and state regulations and general economic conditions. Further, the Company sells a large percentage of its oil and natural gas production to a few large purchasers. Although the Company does not believe that the loss of one or all of these customers would have a material adverse effect in the long term, it could adversely affect cash flows until other marketing arrangements were made. See "Description of Business -- Risk Factors -- Indebtedness" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

GOVERNMENT LAWS AND REGULATIONS

        The Company's operations are affected from time to time in varying degrees by political developments and federal and state laws and regulations. In particular, oil and natural gas production, operations and economics are or have been affected by price controls, taxes and other laws relating to the oil and natural gas industry, by changes in such laws and by change in administrative regulations. The Company cannot predict how existing laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional lows and regulations will be adopted, of the effect such changes may have on its business or financial condition. See "Government Regulations".

ENVIRONMENTAL REGULATIONS

        The Company's operations are subject to complex and constantly changing environmental laws and regulations adopted by federal, state and local governmental authorities. The Company believes that compliance with such laws had no material adverse effect on the Company's operations to date, and that the cost of such compliance has not been material. Nevertheless, the discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities on the part of the Company to the government and third parties and may require the Company to incur costs of remediation. Additionally, since a portion of the Company's reserves are dependent on waterflood operations, any change in produced water disposal requirements or injection well permitting could have a material adverse effect on the financial condition and operations of the Company. Moreover, from time to time the Company has agreed to indemnify both sellers of producing properties from whom the Company acquires reserves and purchasers of properties from the Company against certain liabilities for environmental claims associated with the properties being purchased or sold by the Company. No assurance can be given that existing environmental laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, will not materially adversely affect the Company's operations and financial condition or that material indemnity claims will not arise against the Company with respect to properties acquired or sold by the Company. See "Government Regulations".

USE AND RISKS OF HEDGING TRANSACTIONS

        The Company has in the past and may in the future enter into oil and natural gas hedging transactions. While intended to reduce the effects of volatility of the price of oil and natural gas, such transactions may limit potential gains by the Company if oil and natural gas prices were to rise substantially over the price established by the hedge.

SIGNIFICANT NUMBER OF AUTHORIZED BUT UNISSUED SHARES

        The Board of Directors has total discretion in the issuance of any shares of Common Stock which may be issued in the future. The Company is authorized to issue 100,000,000 shares of its Common Stock (22,375,552 shares were issued and outstanding as at September 24, 1997). The Company is authorized to issue 50,000,000 shares of its Preferred Stock (9,600,000 shares of preferred stock were issued and outstanding as at September 24, 1997).

CONTROL BY CERTAIN STOCKHOLDERS AND MANAGEMENT

        EIBOC owns 6,600,000 shares of the Company's outstanding Common Stock (as of September 24, 1997: 29.5% of the outstanding Common Stock; 20.6% of the undiluted, voting stock; and 18.4% of the fully diluted voting stock). Edward Munden and Bruce Benn, Executive Officers and Directors of the Company and Ronald Benn, Executive Officer of the Company have beneficial interests in EIBOC. JEDI owns 9,600,000 shares of the Company's Series A Participating Convertible Preferred Stock, which shares entitle the holder thereof to vote generally with holders of the Company's Common Stock (as of September 24, 1997:
100% of the outstanding Preferred Stock; 30.0% of the undiluted voting stock; and 29.4% of the fully diluted voting stock).

        There is no common ownership, officers or directors between EIBOC and JEDI. These two stockholders and management are in a position to elect all of the Company's directors, appoint its officers, and control the Company's affairs and operations. The Company's Certificate of Incorporation does not provide for cumulative voting.

RESERVES ESTIMATES AND FUTURE NET REVENUE

        There are numerous uncertainties in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures, including many factors beyond the control of the Company. The reserve data set forth in this Annual Report on Form 10-KSB are only estimates. Reserve estimates are imprecise and may be expected to change as additional information becomes available. Furthermore, estimates of oil and gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be exactly measured, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. There also can be no assurance that the reserves set forth herein will ultimately be produced or that the proved undeveloped reserves will be developed within the periods anticipated. It is likely that variances from the estimates will be material. In addition, the estimates of future net revenues from proved reserves of the Company and the present value thereof are based on certain assumptions about future production levels, prices and costs that may not be correct. The Company emphasizes with respect to the estimates prepared by independent petroleum engineers that the discounted future net cash flows should not be construed as representative of the fair market value of the proved oil and natural gas properties belonging to the Company, since discounted future net cash flows are based on projected cash flows which do not provide for changes in oil and natural gas prices or for escalation of expenses and capital costs. The meaningfulness of such estimates is highly dependent on the accuracy of the assumptions on which they are based. Actual results are likely to differ materially from the results estimated. Readers are cautioned not to place undue reliance on the reserve data included in this Annual Report on Form 10-KSB. See "Description of Property - Reserve Information".

DEPENDENCE ON KEY OFFICERS AND EMPLOYEES

        The Company is dependent upon Edward J. Munden, President and Chief Executive Officer, Robert P. Lindsay, Chief Operating Officer, Ronald I. Benn, Chief Financial Officer and Treasurer, Bruce I. Benn, Executive Vice-President, and other key personnel, for its various activities, the loss of any one of whom for any reason may adversely affect the Company. The Company holds key man insurance of CDN $200,000 (approximately U.S. $144,000) on the lives of each of Edward J. Munden, Bruce I. Benn and Ronald I. Benn.

OPERATIONAL HAZARDS AND INSURABILITY

        The Company's oil and natural gas business is also subject to all of the operating risks associated with the drilling for and production and secondary recovery of oil and natural gas, including, but not limited to, uncontrollable flows of oil, natural gas, brine or well fluids (including fluids used in waterflood activities) into the environment (including groundwater contamination), fires, explosions, pollution and other risks, any of which could result in substantial losses to the Company. The natural gas gathering and processing business is also subject to certain of these risks, including fires, explosions and environmental contamination. Although the Company carries insurance at levels it believes are consistent with industry practices, it is not fully insured against all risks. Losses and liabilities arising from uninsured and underinsured events could have a material adverse effect on the financial condition and operations of the Company. See "Exploitation and Development Activities".

        There are certain risks associated with secondary recovery operations, especially the use of waterflooding techniques, and drilling activities in general. Waterflooding involves significant capital expenditures and uncertainty as to the total amount of secondary reserves that can be recovered. In waterflood operations, there is generally a delay between the initiation of water injection into a formation containing hydrocarbons and any increase in production that may result. The unit production costs per BOE of waterflood projects are generally higher during the initial phases of such projects due to the purchase of injection water and related costs, as well as during the later stages of the life of the project. The degree of success, if any, of any secondary recovery program depends on a large number of factors, including the porosity of the formation, the technique used and the location of the injector wells. Drilling activities carry the risk that no commercial production will be obtained. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of many factors.

PREFERRED STOCK; ANTI-TAKEOVER PROVISIONS

        The Common Stock is subordinate to all outstanding classes of Preferred Stock of the Company in the payment of dividends and other distributions made with respect to the stock, including distributions upon liquidation or dissolution of the Company. The Board of Directors of the Company is authorized to issue up to 30,800,000 additional shares of Preferred Stock (excluding shares currently outstanding or reserved for issuance) without first obtaining stockholder approval except in limited circumstances. The designation and issuance of other series of Preferred Stock will create additional securities that will have dividend and liquidation preferences over the Common Stock or, in the case of convertible preferred stock, may have the effect of diluting the current stockholders' interest in the Company upon conversion.

        The Company's Certificate of Incorporation and Bylaws include certain provisions that may have the effect of encouraging persons considering unsolicited tender offers or other unilateral takeover proposals to negotiate with the Board of Directors rather than pursue non-negotiated takeover attempts. These provisions include authorized "blank check" Preferred Stock, and the availability of authorized but unissued Common Stock. The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company without further stockholder action and may adversely affect the rights and powers, including voting rights, of the holders of Common Stock. In certain circumstances the issuance of Preferred Stock could depress the market price of the Common Stock.

EXPLOITATION AND DEVELOPMENT ACTIVITIES

        The Company concentrates on exploiting proved producing properties, including those with development potential, through workovers, behind the pipe recompletions, secondary recovery operations, the drilling of development wells or infill wells and other exploitation techniques. The Company has conducted or intends to conduct significant secondary recovery/infill drilling programs on many of the properties it has acquired.

        Secondary recovery projects have represented the Company's primary development focus over the past four years. Generally, "secondary recovery" refers to methods of oil extraction in which fluid or gas (usually water, natural gas or CO(2)) is injected into a formation through input (injector) wells, and oil is removed from surrounding wells. "Waterflooding" is one proven method of secondary recovery in which water is injected into an oil reservoir for the purpose of forcing the oil out of the reservoir rock and into the bore of a producing well. Waterflood projects are engineered to suit the type of reservoir, depth and condition of the field. The Company has considerable experience with and actively employs waterflood techniques in many of its fields in order to stimulate production.

        The Company also seeks to exploit its properties through cost reduction measures, including the reduction of labor, electrical and materials costs. It seeks to take advantage of volume discounts in the purchase of equipment and supplies and more effectively utilize field facilities and equipment by virtue of its geographical concentration. The Company attempts to negotiate more favorable marketing agreements upon completion of an acquisition, particularly for oil production. Certain oil purchasers have paid in the past and are currently paying a premium over posted prices and have eliminated certain quality and marketing deductions for a portion of the Company's oil production due to the Company's control over a significant volume of oil production in its core geographic areas.

        The Company makes only limited investments in exploratory drilling.

MARKETING

        The Company does not refine or process any of the oil and natural gas it produces. The Company's oil and natural gas production is sold to various purchasers typically in the areas where the oil or natural gas is produced. The Company is currently able to sell, under contract or in the spot market, all of the oil and most of the natural gas it is capable of producing at current market prices. Substantially all of the Company's oil and natural gas is sold under short term contracts or contracts providing for periodic adjustments or in the spot market; therefore, its revenue streams are highly sensitive to changes in current market prices. Certain of the Company's oil purchasers have paid in the past and are currently paying a premium over posted prices and have eliminated certain quality and marketing deductions for a portion of the Company's oil production due to the Company's control over a significant volume of oil production in its core geographic areas. The Company's principal market for natural gas is pipeline companies as opposed to end users.

        During the year ended June 30, 1997, sales of oil and natural gas to Big Run Production and EOTT Energy accounted for 32% and 17% respectively, of the Company's consolidated revenues. Management believes that in the event these purchasers were to discontinue their purchases, the Company could quickly locate other buyers and, therefore, the loss of these purchasers would not have a material impact on the Company's financial condition or results of operations. However, short term disruptions could occur while the Company sought alternative buyers.

GOVERNMENT REGULATIONS

        The following discussion of government regulation is necessarily brief and is not intended to constitute a comprehensive discussion of the various statutes, rules, regulations, and governmental orders, policies, and practices which may affect the operations of the Company.

        General: The oil and gas industry is subject to comprehensive federal, state, and local laws, regulations and policies which control the exploration, production, marketing and taxation of oil and gas. Numerous departments and agencies, at federal, state and local levels, have issued rules and regulations, some or all of which have imposed or may impose additional expenditures, restrictions, and delays on the Company's business activities and profitability. For example, such regulations can render drilling in certain locations more expensive or uneconomical due to increased surface owner compensation and bonding requirements or environmental regulatory constraints.

        Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation and environmental protection. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. Because the regulatory environment within which it operates is always changing, the Company is unable to predict the future cost or impact of continued regulatory compliance.

        Various jurisdictions have laws regarding unitization or forced pooling which require the working interest owners of a well to participate in the cost and revenues associated with neighboring wells or require neighboring owners to participate in their own wells. If acreage included within a lease becomes subject of a unitization or forced pooling order, drilling operations may have to be undertaken at a time or with other parties not of the Company's choosing or which may not be in the Company's best interest.

        In an attempt to promote competition, the Federal Energy Regulatory Commission ("FERC") has issued a series of orders which have restructured the interstate natural gas transportation and marketing system. To date, the Company has not experienced any adverse effect as a result of these FERC orders. However, there can be no assurance that the Company's production of natural gas will not be subject to federal regulation in the future and it is not possible to predict what effect such regulations may have on its future gas marketing.

        State and Local Regulation of Drilling and Production: State regulatory authorities have established rules and regulations requiring permits for drilling, drilling bonds and reports concerning drilling and producing activities. Such regulations also cover the location of wells, the method of drilling and casing wells, the surface use and restoration of well locations, the plugging and abandoning of wells, the density of wells (well spacing) within a given area and other matters. The states in which the Company operates also have statutes and regulations governing a number of environmental and conservation matters, including the unitization and pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. Local authorities may also chose to exercise regulatory control.

        Environmental Regulations: The Company's activities are subject to numerous laws and regulations concerning the storage, use and discharge of materials into the environment, the remediation of environmental impacts, and other matters relating to environmental protection, all of which may adversely affect the Company's operations and the costs of doing business. It is likely that state and federal environmental laws and regulations will become more stringent in the future. Current legislative initiatives are focussed on the disposal of "hazardous" or other waste material associated with oil and gas exploration and production.

        Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Company may become fully liable for the cleanup costs associated with the release of "hazardous substances" into the air, water or ground even though the discharge may have been caused in whole or in part by a previous owner or third party. Many states have similar provisions. The imposition of liability under CERLA and similar laws would likely have a serious adverse effect on the ability of the Company to continue its business.

        Violation of environmental laws and regulations may also result in the imposition of an order requiring the removal, remediation or abatement of the conditions which gave rise to the violation.

        The costs of comprehensive environmental investigation or audits prior to the acquisition of a property can be expensive and there is no guarantee that all deficiencies or sources of liability will be identified by such audits. In connection with the acquisition of producing properties in Texas, New Mexico and Louisiana, the Company performed limited environmental inquiries and found no material environmental noncompliance or cleanup liabilities. The Company does not currently believe that it will be required in the near future to expend material amounts due to environmental laws and regulations.

        Safety and Health Regulations: The Company must also conduct its operations in accordance with various laws and regulations concerning occupational safety and health. Currently, the Company does not foresee expending material amounts to comply with these occupational safety and health laws and regulations. However, since such laws and regulations are frequently changed and amended, the Company is unable to predict the future effect of these laws and regulations.

TITLE TO PROPERTIES

        All of the Company's working interests are held under leases from third parties. The Company evaluates title in a manner which it believes to be consistent with industry practice. Depending on the history of the property and the investment required to acquire the interest under consideration, the Company may or may not obtain third party title opinions prior to acquisition or rely on the title opinions in the possession of the vendor or such other third party review as it may deem relevant to verify the occupation or interest of the vendor. The Company is of the opinion that it has satisfactory title to all such properties sufficient to meet standards generally accepted in the oil and gas industry. The Company's properties are mortgaged under the loan agreement with the Bank of Montreal. They are also subject to common burdens, including customary royalty interests and liens for current taxes, but the Company has concluded that such burdens do not materially interfere with the use of such properties. Further, the Company believes that the economic effect of such common burdens have been appropriately reflected in the Company's acquisition costs of such properties.

EMPLOYEES AND CONSULTANTS

        The Company currently has 21 full-time employees consisting of four executive officers and 17 support staff. Four of the employees are in Ottawa, Canada, seven of the employees are located in the Dallas office and 10 are on site in New Mexico. In addition, the Company regularly engages technical consultants and independent contractors to provide specific advice or to perform certain administrative or technical functions.

        From August 9, 1994 (inception) to May 6, 1997 the executive services of Edward Munden, Ronald Benn and Bruce Benn were provided to the Company under a management contract with Capital House A Finance and Investment Corporation ("CHC"), a Canadian venture capital company. Bruce Benn, Edward Munden and Ronald Benn are directors and shareholders of CHC. Since May 6, 1997 Edward Munden, Bruce Benn and Ronald Benn have been employees of the Company. Edward Munden and Bruce Benn are officers and directors of the Company. Ronald Benn is an officer of the Company.


ITEM 2.        DESCRIPTION OF PROPERTY

OIL AND GAS RESERVES

              For certain additional information concerning the Company's oil and gas reserves and estimates of future net revenues attributable thereto, see
Note 9 of the Notes to Consolidated Financial Statements which comprise a part of this Annual Report on Form 10-KSB.

GENERAL

        The following tables summarize certain information regarding the estimated proved oil and gas reserves as of June 30, 1995, 1996, and 1997. Such estimates and future net revenues, as set forth herein and in Note 9 of Notes to Consolidated Financial Statements which accompany this report, as of June 30, 1997 are based upon a report prepared by H.J. Gruy and Associates, Inc., independent consulting petroleum engineers. All such reserves are located in the United States. Such estimated reserves and future net revenues, as set forth herein and in Note 9 of Notes to Consolidated Financial Statements which accompany this report, as of June 30, 1996 and June 30, 1995 are based upon reports prepared by Harper and Associates, Inc., independent consulting petroleum engineers.

        Reserve estimates are imprecise and may be expected to change as additional information becomes available. Furthermore, estimates of oil and gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgement. Accordingly, there can be no assurance that the reserves set forth herein will ultimately be produced nor can there be assurance that the proved undeveloped reserves will be developed within the periods anticipated. The Company emphasizes with respect to the estimates prepared by independent petroleum engineers that the discounted future net cash inflows should not be construed as representative of the fair market value of the proved oil and gas properties belonging to the Company, since discounted future net cash inflows are based upon projected cash inflows which do not provide for changes in oil and gas prices nor for escalation of expenses and capital costs. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based. For further information, see Note 9 of Notes to Consolidated Financial Statements. See also " Risk Factors--Reserve Estimates and Future Net Revenue".

PROVED OIL AND NATURAL GAS RESERVES

        The following table sets forth proved reserves considered to be economically recoverable under normal operating methods and existing conditions, at prices and operating costs prevailing at the dates indicated below.

                       Proved Oil and Natural Gas Reserves
                                 (000's omitted)
                                   at June 30

                              ----------------------------------------------------
                                   1997              1996               1995
                                   ----              ----               ----
                                  Oil Gas           Oil Gas            Oil Gas
                             (MBbls)   (MMcf)   (MBbls)     (MMcf)   (MBbls)  (MMcf)
                             -------   ------   -------     ------   -------  ------
Proved Developed Reserves     2,188    12,412    2,265       9,374    1,817     312
Proved Undeveloped Reserves   4,521     8,561    4,667       3,610    4,399     113
                              -----    ------    -----      ------    -----     ---

  Total Proved Reserves       6,709    20,973    6,932      12,984    6,216     425
                              =====    ======    =====      ======    =====     ===

                       Proved Oil and Natural Gas Reserves
              Pro-forma with Collins & Ware Properties Acquisition
                                 (000's omitted)
                                   at June 30

                                                           1997
                                                           ----
                                                     Oil          Gas
                                                   (MBbls)      (MMcf)
                                                   -------      ------
              Proved Developed Reserves             2,820       13,640
              Proved Undeveloped                    4,739        8,808
                                                   ------       ------
              Reserves Total Proved Reserves        7,559       22,449
                                                   ======       ======

        No major discovery or other favorable or adverse event is believed to have caused a significant change in these estimates of the Company's proved reserves since July 1, 1997.

        Except for Form EIA 23, "Annual Survey of Domestic Oil and Gas Reserves", filed with the United States Department of Energy, no other estimates of total proven net oil and gas reserves have been filed by the Company with, or included in any report to, any United States authority or agency pertaining to the Company's individual reserves since the beginning of the Company's last fiscal year. Reserves reports in Form EIA 23 are comparable to the reserves reported by the Company herein.

OIL AND GAS OPERATIONS DATA

        The following table sets forth the total gross and net productive wells in which the Company owned an interest as of June 30, 1997.

                          Gross                     Net
                    ---------------------------------------------
                    Oil    Gas   Service    Oil     Gas   Service
                    ---    ---   -------  -----    -----  -------
     Texas           87     33       15    49.8     28.6     6.9
     New Mexico      69     --       45    68.4       --    44.5
     Louisiana       13      5        5     4.1      0.7     1.6
     Mississippi     22     --        2    17.6       --     2.0
     Oklahoma        --     --       --      --       --      --
                    ---    ---    -----   -----    -----   -----
     Colorado        --      1       --      --      0.2      --
                    ---    ---    -----   -----    -----   -----
     Totals         191     39       67   139.9     29.5    55.0
                    ===    ===    =====   -----    -----   -----

                           Pro forma at August 1, 1997
                   after Collins & Ware Properties Acquisition

                               Gross                             Net
                               -----                             ---
                      Oil       Gas     Service      Oil         Gas      Service
                      ---       ---     -------     -----       -----     -------
    Texas             146        87        18        56.8        34.5        7.3
    New Mexico         70         2        68        68.5         0.6       51.4
    Louisiana          13         5         5         4.1         0.7        1.6
    Mississippi        22        --         2        17.6          --        2.0
    Oklahoma           11        16         1         1.6         2.0        0.2
    Colorado           --         1         0          --         0.2        0.0
                      ---       ---       ---       -----       -----      -----
    Totals            262       111        94       148.6        38.0       62.5
                      ---       ===       ===       =====       =====      =====


CRUDE OIL, AND NATURAL GAS PRODUCTION AND SALES PRICES

        The following table presents (i) the net crude oil, net natural gas liquids and net natural gas production for the Company, (ii) the average sales price per Bbl of crude oil and natural gas liquids and per Mcf of natural gas produced and (iii) the average cost of production per BOE of production sold, for the year ended June 30, 1997, June 30, 1996 and the period from August 9, 1994 (inception) to June 30, 1995. Production and sales information relating to properties acquired or disposed of is reflected in this table since or up to the closing date of their respective acquisition or sale and may affect the comparability of the data between the periods presented.

                        Oil and Gas Production and Prices

                                                                                 Period from
                                                                                August 9, 1994
                                        Year Ended           Year Ended         (inception) to
                                       June 30, 1997        June 30, 1996        June 30, 1995
                                       -------------        -------------       --------------
PRODUCTION DATA:
Gas (Mcf)                                   546,282              153,833                4,678
Oil (bbls)                                  150,546              102,536               25,839
BOE                                         241,593              128,175               26,619

AVERAGE SALES PRICE1:
Gas ($/Mcf)                             $      2.31          $      2.43          $      1.65
Oil ($/Bbl)                                   20.73                18.26                16.52
BOE ($/BOE)                                   18.13                16.22                16.32

AVERAGE COST ($/BOE) DATA:
Production and operating costs          $      9.12          $      9.17          $     10.51
Production and severance taxes                 1.25                 1.34                 1.29
Depreciation, depletion and                    4.07                 4.92                 4.96
amortization

1.   Before deduction of production and severance taxes.

DRILLING ACTIVITIES

        The following table sets forth the Company's gross and net working interests in exploratory, development, and service wells drilled during the indicated periods. At July 1, 1997 the Company was in the process of drilling four wells.

                               Drilling Activities

                                                              Period from August 9,
                        Year Ended           Year Ended        1994 (inception) to
                       June 30, 1997        June 30, 1996         June 30, 1995
                       -------------        -------------         -------------
                     Gross       Net       Gross       Net       Gross       Net
                     Wells      Wells      Wells      Wells      Wells      Wells
                     -----      -----      -----      -----      -----      -----
Exploratory
 Productive
 Crude Oil              1        0.5          4          2          0          0
 Natural Gas            0        0.0          0          0          0          0
 Dry Holes              0        0.0          2          1          0          0
                      ---        ---        ---        ---        ---        ---
 Total                  1        0.5          6          3          0          0
                      ===        ===        ===        ===        ===        ===

Development
 Productive
 Crude Oil              0          0          0          0          1        0.2
 Natural Gas            0          0          0          0          0        0.0
 Service                0          0          0          0          0        0.0
 Dry Holes              0          0          0          0          0        0.0
                      ---        ---        ---        ---        ---        ---
 Total                  0          0          0          0          1        0.2
                      ===        ===        ===        ===        ===        ===

DEVELOPED AND UNDEVELOPED ACREAGE

        The following table sets forth the approximate gross and net acres of productive properties in which the Company owned a leasehold interest as of June 30, 1997. At June 30, 1997, the Company had no significant amount of undeveloped acreage.

                                    Developed

                                                  Gross               Net
               Texas                              25,004            20,124
               New Mexico                         14,200            14,116
               Louisiana                           2,365               584
               Mississippi                         1,633             1,323
               Oklahoma                               --                --
               Colorado                              320                80
                                                  ------            ------
               TOTAL                              43,522            36,227
                                                  ======            ======

                                at August 1, 1997
                   after Collins & Ware Properties Acquisition

                                                  Gross               Net
               Texas                              28,211             20,641
               New Mexico                         14,440             14,170
               Louisiana                           2,365                584
               Mississippi                         1,633              1,323
               Oklahoma                            4,960                708
               Colorado                              320                 80
                                                  ------             ------
               TOTAL                              51,929             37,506
                                                  ======             ======

        Essentially all of the Company's oil and gas interests are leasehold working interests or overriding royalty interests under standard on-shore oil and gas leases, rather than mineral or fee interests.


ITEM 3.        LEGAL PROCEEDINGS

        The Company is not presently a party to any material litigation not in the regular course of business.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted for a vote to stockholders during the fourth quarter of the fiscal year.

        Through written consents effective May 5, 1997 the holders of a majority of the outstanding shares of the Company's Common Stock approved an amendment to the Company's Certificate of Incorporation. See "Description of Business -- Recent Developments".

                                     PART II


ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS


MARKETING INFORMATION

        The preferred shares of the Company are not publicly traded. The Common Stock of the Company is principally traded on the Nasdaq SmallCap market (Symbol: "QSRI").

        The following table sets forth the range of high and low closing bid prices for the Company's Common Stock on a quarterly basis since September 30, 1995 (first available quotation) as reported by the National Quotation Bureau, Inc. (which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions). The Common Stock commenced trading on the Nasdaq SmallCap market on May 22, 1997. Prior to May 22, 1997 the Common Stock traded in the over the counter market and was quoted on the Nasdaq Electronic Bulletin Board (Symbol: QSRI). As of September 24, 1997 the closing bid for the Company's Common Stock was $5.25 per share.


                                                    Bid Prices
                                          -------------------------
                    Quarter Ended           High ($)      Low ($)
                    -------------           --------      -------
              September 30, 1995             $2.000        $2.000
              December 31, 1995               2.000         1.500
              March 31, 1996                  2.125         2.000
              June 30, 1996                   2.250         2.125
              September 30, 1996              2.125         2.125
              December 31, 1996               3.375         2.125
              March 31, 1997                  3.500         3.000
              June 30, 1997                   4.250         3.500

TRANSFER AGENT

        The Transfer Agent for the Company's Common Stock is Continental Stock Transfer & Trust Company, 2 Broadway, New York, NY 10004.

HOLDERS

        The approximate number of record holders of the Company's Common Stock as of September 24, 1997 was 1,225, inclusive of those brokerage firms and/or clearing houses holding the Company's Common Stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

DIVIDENDS

        The Company has not declared or paid any cash dividends on its Common Stock since March, 1995 and has no present intention of paying any cash dividends on its Common Stock in the foreseeable future. Pursuant to the Loan Agreement between the Company and the Bank of Montreal, the payment of cash dividends may only be made with the consent of the Bank of Montreal. Furthermore, dividends on the Common Stock are limited by the terms of the Company's Series A Participating Convertible Preferred Stock, par value $0.01 per share, which prohibits cash dividends on Common Stock unless all accrued and unpaid dividends on the Preferred Stock have been paid.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        On March 6, 1995, the Company acquired all of the outstanding common stock of QSRn, in exchange for 19,200,000 common shares of the Company. For accounting purposes, the acquisition has been treated as a recapitalization of QSRn with QSRn as the acquirer (reverse acquisition). The historical financial statements of the Company prior to March 6, 1995 are those of QSRn, which have been retroactively restated for the equivalent number of shares received in the reverse acquisition. QSRn was formed on August 9, 1994.

        The primary focus of the following discussion is on the business of QSRn. Prior to the March 6, 1995 acquisition of QSRn, the Company had no material operations.

SELECTED FINANCIAL DATA

        The following table sets forth selected financial data for the Company. The financial data was derived from the consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included herein.

                                                                                         Period from
                                                                                       August 9, 1994
                                                 Year Ended         Year Ended         (inception) to
                                                June 30, 1997      June 30, 1996       June 30, 1995
                                                -------------      -------------       --------------
OPERATIONS DATA:
Oil and gas sales                               $  4,381,035        $  2,079,413        $    434,513
Oil and gas production expenses                    2,506,759           1,175,639             279,825
Net oil and gas revenues                           1,874,276             903,774             154,688
Depreciation, depletion and amortization             982,000             630,000             132,000
General and administration                         1,452,402           1,113,146             293,658
Interest and financing costs                         877,967             420,790              25,144

Reverse acquisition expenses                              --                  --             401,120
Interest and other income                            300,271              71,629              10,041
Loss before extraordinary item                    (1,137,822)         (1,188,533)           (687,193)
Extraordinary item (1)                               171,381                  --                  --
Net loss                                          (1,309,203)         (1,188,533)           (687,193)
Loss before extraordinary item per common               (.04)              (0.05)               (.06)
share
Net loss per common share                              (0.05)              (0.05)              (0.06)
Dividends per common share                              0.00                0.00                0.00

CASH FLOWS DATA:
Net cash from (used) in operating                    262,870            (619,879)           (303,210)
activities
Net cash used in investing activities             (4,305,063)         (5,502,460)         (3,129,952)
Net cash provided by financing activities          3,752,267           6,559,985           3,532,609
Net increase (decrease) in cash                     (289,926)            500,174              99,447

BALANCE SHEET DATA (AT END OF PERIOD):
Total current assets                               1,065,787        $  1,532,813        $    806,924
Property and equipment, net                       16,187,209           9,662,251           4,042,952
Total assets                                      17,252,996          11,282,813           4,849,876
Total current liabilities                          3,669,565           1,449,727             770,706
Long-term obligations, net of current              7,151,881           6,670,441             875,592
portion
Total stockholders' equity                         6,431,550           3,162,645           3,203,578

1 The extraordinary item results from the modification of acquisition debt (see
  Note 3 of the Consolidated Financial Statements).

The Company's financial condition and results of operations have been significantly impacted by acquisitions.

        The following table sets forth certain operating information of the Company for the periods presented.

                                                                                Period from August
                                                Year Ended        Year Ended    9, 1994 (inception)
                                              June 30, 1997     June 30, 1996    to June 30, 1995
                                              -------------     -------------    ----------------
PRODUCTION DATA:
Gas (MMcf)                                         546,282           153,833             4,678
Oil (Mbbls)                                        150,546           102,536            25,839
MBOE                                               241,593           128,175            26,619

AVERAGE SALES PRICE:
Gas ($/Mcf)                                    $      2.31       $      2.43       $      1.65
Oil ($/Bbl)                                          20.73             18.26             16.52
BOE ($/BOE)                                          18.13             16.22             16.32

AVERAGE COST ($/BOE) DATA:
Production and operating costs                 $      9.12       $      9.17       $     10.51
Production and severance taxes                        1.25              1.34              1.29
Depreciation, depletion and amortization              4.07              4.92              4.96

        The following discussion of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included herein.

THE YEAR ENDED JUNE 30, 1997 COMPARED TO THE YEAR ENDED JUNE 30, 1996

RESULTS OF OPERATIONS

        REVENUES: During the year ended June 30, 1997 operating revenue from crude oil and natural gas was $4.4 million. This consisted of 150,546 barrels of crude oil, at an average price per barrel of $20.73 and 546,282 McF of natural gas, at an average price per McF of $2.31. During the year ended June 30, 1996 the Company generated operating revenue of $2.1 million from crude oil and natural gas. This consisted of 102,536 barrels of crude oil, at an average price per barrel of $18.26, and 153,833 McF of natural gas, at an average price per McF of $2.43.

        The two periods are not readily comparable because of the significant growth that the Company has experienced since inception. During the year ended June 30, 1996 the Company owned certain properties that it acquired on April 10, 1996 in East Texas (the "East Texas Properties") for only 81 days compared to a full 12 months during the year ended June 30, 1997. During the year ended June 30, 1997 the Company produced 20,009 barrels of crude oil and 347,656 McF of natural gas from these East Texas properties, compared to only 4,966 barrels of crude oil and 85,457 McF of natural gas during the 81 days of the year ended June 30, 1996 that it owned these East Texas properties. During the year ended June 30, 1997 the Company produced 46,569 barrels of crude oil and 139,231 McF of natural gas from properties that it acquired during the year ended June 30, 1997. There is no comparable production from these properties for the year ended June 30, 1996. During the year ended June 30, 1997 the Company produced 83,968 barrels of crude oil and 59,395 McF of natural gas from properties that it also owned throughout the year ended June 30, 1996. The production from these comparable properties during the year ended June 30, 1996 was 97,570 barrels of crude oil and 68,376 McF of natural gas. This decrease in production of 13,602 barrels (14%) of crude oil and 8,981 Mcf (13%) of natural gas is consistent with the annual rate of depletion of the reservoirs associated with these properties.

        COSTS AND EXPENSES: Operating costs and expenses for the year ended June 30, 1997 were $5,519,000. Of this total, LOE's were $2,204,000 ($9.12 per BOE)
and depletion, depreciation and amortization costs were $982,000 ($4.07 per BOE). General and administrative costs for the year ended June 30, 1997 were $1,452,000 ($5.69 per BOE), interest charges were $878,000 ($3.44 per BOE) and the Company recorded gains on changes in foreign exchange rates of $300,000. Additionally, the Company incurred an extraordinary loss of $171,000 when it renegotiated the terms of two notes payable pursuant to the arrangement of the Bank of Montreal loan facility. Operating costs and expenses for the year ended June 30, 1996 were $3,340,000. Of this total, lease operating costs were $1,176,000 ($9.17 per BOE) and depletion, depreciation and amortization costs were $630,000 ($4.92). General and administrative expenses for the year were $1,113,000 ($8.68 per BOE). Interest and financing charges during the year were $421,000 ($3.28 per BOE). The Company generated a further $10,000 in interest income and $62,000 in unrealized gains in foreign exchange.

        The increase in LOE's is a result of the increase in production over the comparative periods. When LOE's are compared on a cost per BOE basis, the cost of producing a BOE decreased by $0.05 per BOE (0.6%). The decrease per BOE is the result of lower LOE's per BOE for properties acquired during the year offset by higher LOE's per BOE arising from the significant workover expenses on properties acquired during the period from August 9, 1994 (inception) to June 30, 1995 and the reduced production related to the depletion of some of those properties. The increase in depletion, depreciation and amortization costs is a result of the increased volume of crude oil and natural gas produced by the Company. On a cost per BOE of reserves the depletion, depreciation and amortization costs declined by $0.85 per BOE (17. %). This decrease in depletion, depreciation and amortization is primarily a result of a revision to the Company's proposed future development program for its crude oil producing properties in New Mexico.. The increase of $339,000 of general and administrative expenses are a result of the increased management support requirements of the Company, particularly in light of the amount of time and effort expended in closing the JEDI transaction. As a function of BOE produced, the general and administrative expenses for the year ended June 30, 1997 decreased by $2.99 per BOE (34%). This decline in general and administrative expenses as a function of the BOE's produced is consistent with expectations. The Company believes that its general and administrative infrastructure is capable of servicing a significantly larger revenue base than that which was in place at June 30, 1997.

        NET LOSS: The Company has incurred losses since its inception, including $$1,309,000 ($0.05 per voting share) for the year ended June 30, 1997, compared to $1,189,000 ($0.05 per share) for the year ended June 30, 1996. These losses are a reflection of the start-up nature of the Company's crude oil and natural gas production activities. The Company believes, but cannot assure, that as a result of the acquisitions it has made during the year ended June 30, 1997 and the acquisition of certain crude oil and natural gas producing properties on August 1, 1997 that its revenues from crude oil and natural gas are sufficient to cover its production costs and operating expenses, subject to prevailing prices for crude oil and natural gas and the volumes thereof produced by the Company. The Company entered the 1998 fiscal year (July 1, 1997 to June 30,
1998) with a plan to improve production from the properties it had acquired through June 1997 and to acquire additional oil and natural gas producing properties to provide the revenue base required to generate additional positive cash flow from operations. The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil and natural gas produced by the Company. In addition, the Company's proved reserves will decline as crude oil and natural gas are produced unless the Company is successful in acquiring properties containing proved reserves or conducts successful exploration and development activities.

CASH FLOW DATA

        FROM OPERATIONS: During the year ended June 30, 1997 the Company generated $263,000 from operations. The growth in the accounts receivable of $317,000 (a net consumption of cash from operations) is indicative of the growth of the Company and the related increase in demand for working capital. Similarly, the growth of $949,000 in accounts payable (a net source of cash from operations) is also an indicator of the growth of the Company as it incurred higher expenses and had to temporarily extend its typical payment terms with its vendors from typically 45 days to 60 days. Since entering into the loan agreement with the Bank of Montreal on August 1, 1997 the Company has brought its accounts payable back to between 30 and 45 days. In comparison, during the year ended June 30, 1996 the Company used $620,000 from operations.

        INVESTING ACTIVITIES:During the year ended June 30, 1997 the Company invested $4.2 million in acquiring additional crude oil and natural gas producing properties and developing existing properties. Of this amount, a total of $2,975,000 was expended in four acquisition transactions. The remaining $1,205,000 was spent on developing existing properties. A further $125,000 was invested in operating equipment and office equipment during the year. During the year ended June 30, 1996 the Company invested a net $5.4 million in acquiring additional oil and gas producing properties, with $4.25 million being used to acquire certain properties in East Texas and $900,000 to develop existing properties.

        FINANCING ACTIVITIES: During the year ended June 30, 1997 the Company raised $802,000 of debt while repaying short-term notes payable of $1,408,000 and $58,000 on its capital lease obligation, for a net decrease in debt of $663,000. On August 1, 1997 the Company entered into a loan agreement with the Bank of Montreal. The Company drew down $12 million in loans, using $6 million to acquire certain crude oil and natural gas producing properties in New Mexico, Texas and Oklahoma. A further $4,858,000 was used to retire the loans with Comerica Bank Texas. The remaining $1,142,000 was retained for working capital purposes, with some of the funds used to reduce the accounts payable. During the year ended June 30, 1997 the Company raised $5 million in preferred share equity and $4,059,000 in common stock equity. Additionally, the Company collected $500,000 for a stock subscription receivable that was outstanding on June 30, 1996. (See Note 5 of the Notes to the Consolidated Financial Statements). The Company used $5,143,000 of the cash equity raised to repurchase 9.6 million common shares, for a net increase in cash equity of $4,416,000. The Company has raised an additional $1,591,000 of common stock equity between July 1 and September 24, 1997.

        During the year ended June 30, 1996, the Company raised $7.5 million while repaying $918,000, thus netting $6.6 million of incremental cash from financing activities. The major components were $4.6 million of senior secured debt with Comerica Bank, $1.9 million of unsecured, subordinated Bonds (DEM 2.9 million) and $1 million from the issuance of 400,000 common shares. The Company repaid a $262,000 (DEM 300,000) revolving line of credit, a $600,000 short-term note payable that arose from the acquisition of an oil producing property and $56,000 of a capital lease.

BALANCE SHEET DATA

        TOTAL ASSETS: At June 30, 1997 the Company had assets of $17.3 million, comprised of current assets of $1,065,000, investments in oil and gas producing properties, net of accumulated depletion, depreciation and amortization, of $15.9 million and oil field and office equipment, net of accumulated depreciation, of $239,000. At June 30, 1996, the Company had assets of $11.3 million, comprised of current assets of $1.5 million, investments in oil and gas producing properties, net of accumulated depletion, depreciation and amortization, of $9.5 million, and oil field and other equipment, net of accumulated depreciation, of $210,000.

        STOCKHOLDERS' EQUITY:At June 30, 1997 the Company had total Stockholders' Equity of $6.4 million. During the year ended June 30, 1997 the Company privately placed and issued 1,560,000 common shares for $2.50 per share, less 10% in commissions, ($3,510,000) and 200,000 common shares for $3.05 per share, less 10% in commissions, ($549,000). Between July 1 and September 24, 1997 the Company issued 250,000 common shares for $3.05 per share, less 10% in commissions ($686,250) and 200,000 common shares for $3.50 per share, less 10% in commissions ($630,000). Additionally, during the year ended June 30, 1997 the Company issued 192,000 common shares pursuant to acquisitions which it valued at $0.18 per share ($34,560) for purposes of those transactions, and 1,237,500 common shares pursuant to acquisitions which it valued at $0.50 per share ($618,750) for purposes of those transactions. Additionally, the Company issued 116,000 common shares in partial settlement of obligations which it valued at $0.18 per share ($20,880) for purposes of those transactions.

THE YEAR ENDED JUNE 30, 1996 COMPARED TO THE PERIOD FROM AUGUST 9, 1994 (INCEPTION) TO JUNE 30, 1995

RESULTS OF OPERATIONS

        REVENUES: During the year ended June 30, 1996 operating revenue from crude oil and natural gas was $2.1 million. This consisted of 102,536 barrels of crude oil, at an average price per barrel of $18.26, and 153,833 McF of natural gas, at an average price per McF of $2.43. During the period from August 9, 1994 (inception) to June 30, 1995 the Company generated operating revenue of $435,000 from crude oil and natural gas. This consisted of 25,839 barrels of crude oil, at an average price per barrel of $16.52, and 4,678 McF of natural gas, at an average price per McF of $1.65.

        The two periods are not readily comparable because of the significant growth that the Company has experienced since inception. During the period from August 9, 1994 (inception) to June 30, 1995 the Company held significant production interests effectively only for the last quarter (April, May and June
1995). Thus, virtually all of the 25,839 barrels of crude oil and 4,678 McF of natural gas produced by the Company during the year ended June 30, 1995 were generated over a three month period. During the year ended June 30, 1996 these same properties produced 97,570 barrels of crude oil and 68,376 McF of natural gas. In addition, the Company acquired the properties comprising the East Texas Purchase on April 10, 1996. During the period April 10 to June 30, 1996 these properties produced 4,966 barrels of crude oil and 85,457 McF of natural gas. Since these East Texas properties were not owned by the Company during the period August 9, 1994 (inception) to June 30, 1995 there is no comparable production for that period.

        COSTS AND EXPENSES: Operating costs and expenses for the year ended June 30, 1996 were $3,340,000. Of this total, lease operating costs were $1,176,000 ($9.17 per BOE) and depletion, depreciation and amortization costs were $630,000. General and administrative expenses for the year were $1,113,000. Interest and financing charges during the year were $421,000. The Company generated a further $10,000 in interest income and $62,000 in unrealized gains in foreign exchange. Operating costs and expenses for the period from August 9, 1994 (inception) to June 30, 1995 were $1,132,000. Of this total, lease operating costs were $280,000 ($10.51 per BOE) and depletion, depreciation and amortization costs were $132,000. General and administrative expenses for the year were $294,000, with a further $401,000 associated with the March 6, 1995 reverse acquisition of the Company. Interest charges during the year were $25,000.

        Since inception the Company has directed its efforts at acquiring and developing oil and natural gas producing properties. This type of activity requires a general and administrative infrastructure that is more extensive and more expensive than that required by an organization that is not as growth-oriented as the Company. At the same time, the Company believes that its general and administrative infrastructure is capable of servicing a significantly larger revenue base than that which was in place at June 30, 1996.

        NET LOSS: The Company has incurred losses since its inception, including $1,189,000 ($0.05/share) for the year ended June 30, 1996 and $687,000
($0.06/share) for the period from August 9, 1994 (inception) to June 30, 1995. These losses are a reflection of the start-up nature of the Company's oil and natural gas production activities. The Company entered the 1997 fiscal year (July 1, 1996 to June 30, 1997) with a plan to improve production from the properties it had acquired through June 1996 and to acquire additional oil and natural gas producing properties to provide the revenue base required to generate additional positive cash flow from operations. The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil and natural gas produced by the Company. In addition, the Company's proved reserves will decline as crude oil and natural gas are produced unless the Company is successful in acquiring properties containing proved reserves or conducts successful exploration and development activities.

CASH FLOW DATA

        FROM OPERATIONS: During the year ended June 30, 1996 the Company used $620,000 from operations. Of this, $258,000 represents an increase in accounts receivable (a net consumption of cash from operations) while accounts payable only rose by $188,000 (a net source of cash from operations). The difference, $70,000, is indicative of the growth of the Company and the related increase in demand for working capital. In comparison, during the period from August 9, 1994 (inception) to June 30, 1995 the Company consumed $303,000 of cash from operations.

        INVESTING ACTIVITIES:During the year ended June 30, 1996, the Company invested a net $5.4 million in acquiring additional oil and gas producing properties and developing existing properties. Of this amount, $4.25 million in cash was expended on the East Texas Purchase. The remaining $900,000 was expended on developing existing properties in Louisiana, New Mexico and Texas. An additional $88,000 has been expended in relation to an oil producing property (the Trigg Federal) that the Company acquired in December 1996. During the period August 9, 1994 (inception) to June 30, 1995 the Company invested $3,130,000 to acquire and develop properties.

        FINANCING ACTIVITIES:During the year ended June 30, 1996, the Company raised $7.5 million while repaying $918,000, thus netting $6.6 million of incremental cash from financing activities. The major components were $4.6 million of senior secured debt with Comerica Bank Texas, $1.9 million of unsecured, subordinated bonds (DEM 2.9 million) and $1 million from the issuance of 400,000 shares of Common Stock. The Company repaid a $262,000 (DEM 300,000) revolving line of credit, a $600,000 short-term note payable that arose from the acquisition of an oil producing property and $56,000 of a capital lease. During the period from August 9, 1994 (inception) to June 30, 1995 the Company raised $3.3 million from the issuance of Common Stock. Additionally, the Company received proceeds of $263,000 (DEM 300,000) from a revolving line of credit. The Company also issued a note payable of $600,000 to the vendor of an oil producing property. Finally the Company also entered into a capital lease with an original balance of $350,000, in connection with the acquisition of its working interests in the Caprock Field in New Mexico. The lease expires on March 31, 2000.

BALANCE SHEET DATA

        TOTAL ASSETS: At June 30, 1996, the Company had assets of $11.3 million, comprised of current assets of $1.5 million, investments in oil and gas producing properties, net of accumulated depletion, depreciation and amortization, of $9.5 million, and oil field and other equipment, net of accumulated depreciation, of $210,000. At June 30, 1995, the Company had assets of $4.85 million, comprised of current assets of $807,000, investments in oil and gas producing properties (net of accumulated depletion, depreciation and amortization charges) of $3,802,000 and oil field and other equipment (net of accumulated depreciation) of $241,000. The increase in total assets is primarily attributable to the acquisition of the East Texas properties and the development of existing properties.

        STOCKHOLDERS' EQUITY: At June 30, 1996 the Company had total stockholders' equity of $3.2 million. During the year ended June 30, 1996 the Company issued 470,000 restricted common shares pursuant to the East Texas Purchase, which it valued at $0.18/share ($84,000) for purposes of that transaction. Additionally, the Company entered into a subscription agreement for 400,000 restricted common shares at $2.50 per share, for a total cash consideration of $1,000,000. Of this amount $500,000 was collected prior to June 30, 1996, with the remainder collected subsequent to the year end but before September 30, 1996. At June 30, 1995 the Company had total stockholders' equity of $3.2 million.

LIQUIDITY AND CAPITAL RESOURCES

        GENERAL: The Company's general financial strategy is to use cash from operations to service interest on the Company's indebtedness, to pay ongoing operating expenses, and to contribute limited amounts toward further development of the Company's existing proved reserves as well as additional acquisitions. There can be no assurance that cash from operations will be sufficient in the future to cover all of those purposes.

        The Company has planned development and exploitation activities for all of its major operating areas. The Company has budgeted capital spending of approximately $3 million for the year ended June 30, 1998, but is not contractually obligated to expend these funds. In addition, the Company is continuing to evaluate oil and natural gas properties for future acquisition. Historically, the Company has used the proceeds from the sale of its securities in the private equity market and borrowings under its credit facilities to raise cash to fund acquisitions or repay indebtedness incurred for acquisitions and the Company has also used its securities as a medium of exchange for other companies' assets in connection with acquisitions. However, there can be no assurance that such funds will be available to the Company to meet its budgeted capital spending. Furthermore, the Company's ability to borrow other than under the credit facility with the Bank of Montreal is subject to restrictions imposed by such credit agreement. If the Company cannot secure additional funds for its planned development and exploitation activities, then the Company will be required to delay or reduce substantially both of such activities.

        INDEBTEDNESS: On August 1, 1997 the Company arranged a revolving loan facility of $75 million with Bank of Montreal to, among other things, refinance the indebtedness outstanding under the Company's prior credit facility, fund working capital and make additional acquisitions as and if appropriate opportunities are identified. The Company has received approval from the Bank of Montreal to borrow up to $17 million under this revolving loan facility. As of September 24, 1997 the Company had borrowed $12 million. In addition, the Bank of Montreal has issued two letters of credit on behalf of the Company totaling $2 million. These letters of credit are secured under this loan facility. The outstanding balances under the loan facility are secured by pledges on assets of the Company representing approximately 80% of the total assets of the Company.

        The Bank of Montreal credit facility is subject to payment of interest calculated on a floating rate basis. The Company has the option of borrowing funds based on London InterBank Offering Rate ("LIBOR") or the Bank of Montreal base lending rate. The Company is charged a premium over each of these bases, depending on the percent utilization of the approved borrowing base. The Company is currently being charged interest based on the Bank of Montreal base lending rate.

        The loan facility is due on July 31, 2003. For the period August 1, 1997 to July 31, 1999 the loan facility will be of a revolving nature. For the period August 1, 1999 to July 31, 2003 the loan facility will be repaid in 48 equal monthly installments, based on the principal outstanding on July 31, 1999.

        If the Bank of Montreal does not renew the loan or if the Bank of Montreal indebtedness is not repaid when due, the Bank of Montreal would have the right to obtain possession of and sell the pledged properties, including any equipment, new wells, or other improvements placed on the properties by the Company. In the event of a default on the bank indebtedness, not subsequently waived by the bank, it is unlikely that the Company would be able to continue its business. In addition, the Company is subject to certain financial and operating covenants that are usual and customary for transactions of this nature, including, but not limited to, requirements to provide annual audited and unaudited interim financial information, prohibitions on additional debt, restrictions on certain payments and distributions to affiliates and others, restrictions on changes in the nature of the business, and maintenance of minimum cash flow and operating ratios. The loan agreement also contains usual and customary events of default and provides remedies to the Bank of Montreal in the event of default. Although the Company believes that its cash flows and available sources of financing will be sufficient to satisfy the interest payments on its debt at currently prevailing interest rates and oil and gas prices, the Company's level of debt may adversely affect the Company's ability:
(i) to obtain additional financing for working capital, capital expenditures or other purposes, should it need to so do; or (ii) to acquire additional oil and gas properties or to make acquisitions utilizing new borrowings. There can be no assurances that the Company will be able to obtain additional financing, if required, or that such financing, if obtained, will be on terms favorable to the Company.

        Until August 1, 1997 the Company had a revolving loan facility of $15 million with Comerica Bank-Texas ("Comerica Bank") to, among other things, fund working capital and make additional acquisitions as and if appropriate opportunities are identified. This loan was repaid in full on August 1, 1997 from a portion of the proceeds of the Bank of Montreal loan facility. A letter of credit in the amount of $54,000 is currently secured by a cash deposit with Comerica Bank.

        UNSECURED BONDS: At June 30, 1997 the Company had outstanding approximately $2.1 million (DEM 3.65 million) of indebtedness as a result of the sale of Deutschemark denominated 12% Promissory Notes (as of September 24, 1997 $2.2 million, DEM 3.9 million The Bonds are unsecured, general obligations of the Company and are subordinated in right of payment to all existing and future secured indebtedness of the Company.

        The Bonds are denominated in Deutschemarks ("DEM"). The Company has the obligation to make periodic interest payments (January 15 and July 15 of each year) and to repay the principal when it comes due on July 15, 2000 in DEM. The funds generated by the Company from operations, which form the primary source of funds to pay the interest, are denominated in $US. The source of funds required to repay the principal outstanding on the Bonds has not yet been identified, since the Bonds do not mature until July 15, 2000. The Company is exposed to the risk that, upon repayment, the exchange rate between DEM and $US may be less favorable than that which existed at the time that the Bonds were issued. This would result in the Company having to repay a larger number of $US than it received initially. Changes in the $US equivalent of the DEM bonds arising from changes to the DEM:$US exchange rate are recognized monthly. During the year ended of June 1997 the Company had recorded unrealized exchange rate gains of approximately $300,000 . However, there are no assurances that the Company will continue to realize gains related to favorable changes in the DEM:$US exchange rates in the future. Unfavorable changes to the DEM:$US exchange rate will result in the Company recording unrealized exchange rate losses related to the changes as they occur. The Company believes it has the opportunity to enter into arrangements to manage its DEM:$US exchange rate risk. At this time, the Company has not entered into any such arrangements.

        SUBORDINATED NOTES TO VENDORS: Pursuant to the acquisition of certain crude oil and natural gas producing properties in east Texas on April 10, 1996, the Company issued three notes, each bearing interest at 9% per annum and in the amount of $250,000, payable 90, 180 and 270 days after closing. The Company retired all three notes plus accrued interest on July 10, October 7, 1996, and January 5, 1997 in accordance with its obligations under those notes. The funds to retire the first two notes were raised from a portion of the proceeds of Regulation S Bonds issued by the Company and from a portion of the proceeds of the Regulation D Shares issued by the Company for cash. The Company used a portion of the proceeds from the Regulation S Shares issued by the Company for cash on December 26, 1996 to retire the third note and related interest.

        Pursuant to the acquisition of certain crude oil and natural gas producing properties primarily located in west Texas on November 6, 1996 (the "Frymire Acquisition") the Company issued three notes to the vendor. The first note was in the amount of $100,000, payable 90 days from closing (February 4, 1997). The second note was in the amount of $100,000, payable 180 days from closing (May 4, 1997). Both notes bore interest at 9% and were retired on their respective maturity dates from a portion of the proceeds of Regulation S Share issuances. The third note was in the amount of $227,500, payable monthly with principal and interest amortized over two years, bearing interest at 10%. This note is fully subordinated to the Bank of Montreal loan facility. The funds to service the monthly payments of $10,497 on the third note have come from operations. The Company believes it will be able to continue to service this note with funds generated from operations.

        REGULATION D SHARES From time to time the Company privately issues restricted shares of its Common Stock in connection with the acquisition of properties. Typically these issuances are priced at a discount to the then existing trading price of the Common Stock in the U.S. to reflect the restrictions on resale pursuant to the regulations under which they are issued. The Company issued 100,000 restricted common shares pursuant to Regulation D in November 1996, as partial consideration for the Frymire Acquisition, which it valued at $0.18 per share ($18,000) for purposes of this transaction, and 92,000 restricted common shares pursuant to Regulation D in December 1996, which it valued at $0.18 per share ($16,560) for purposes of this transaction, as partial consideration for the acquisition of certain crude oil producing properties in New Mexico. The Company issued 1,237,500 restricted common shares pursuant to Regulation D in February and March 1997, which it valued at $0.50 per share ($618,750) for purposes of this transaction, as partial consideration for the acquisition of certain crude oil and natural gas producing properties in Mississippi, Louisiana and Texas. The Company issued 1,000,000 restricted common shares in August 1997, which it valued at $3.125 per share ($3,125,000) for purposes of this transaction, as partial consideration for the acquisition of certain crude oil and natural gas producing properties in New Mexico, Texas and Oklahoma.

        Additionally, the Company issued 16,000 restricted common shares in October 1996, which it valued at $0.18 per share ($2,880) for purposes of this transaction, in partial settlement of an outstanding account payable. The Company issued 100,000 restricted common shares pursuant to Regulation D in October 1996, which it valued at $0.18 per share ($18,000) as partial consideration on the termination of a former officer of the Company.

        REGULATION S SHARES: The Company has engaged in a series of placements of its Common Stock in overseas markets to raise equity capital. Typically these issuances are priced at a discount to the then existing trading price of the Common Stock in the U.S. to reflect the restrictions on resale back into the U.S. and the lack of an established trading market for the Company's Common Stock overseas. The Company issued 100,000 restricted shares of Common Stock pursuant to Regulation S in November 1996 for $2.50 per share ($250,000). The Company issued 400,000 restricted shares of Common Stock pursuant to Regulation S on December 26, 1996 for $2.50 per share ($1,000,000). The Company issued 660,000 restricted shares of Common Stock pursuant to Regulation S in January 1997 for $2.50 per share ($1,650,000). The Company issued 400,000 restricted shares of Common Stock pursuant to Regulation S in February 1997 for $2.50 per share ($1,000,000). The Company issued 100,000 restricted shares of Common Stock pursuant to Regulation S in May 1997 for $3.05 per share ($305,000). The Company issued 100,000 restricted shares of Common Stock pursuant to Regulation S in June 1997 for $3.05 per share ($305,000). The Company issued 100,000 restricted shares of Common Stock pursuant to Regulation S in July 1997 for $3.05 per share ($305,000). The Company issued 250,000 restricted shares of Common Stock pursuant to Regulation S in September 1997 for $3.05 per share ($762,500). The Company issued 200,000 restricted shares of Common Stock pursuant to Regulation S in September 1997 for $3.50 per share ($700,000). The Company paid a commission of ten percent (10%), including third party costs, on each of these transactions.

        The Company is continuing its efforts to raise an additional $3.26 million of equity through the issue of restricted common shares pursuant to Regulation S by December 31, 1997 to meet its covenants to JEDI and its covenants to the Bank of Montreal, pursuant to the loan agreement of August 1, 1997. However, there are no assurances that the Company can raise these funds and therefore meet its obligations to JEDI and the Bank of Montreal by December 31, 1997. If the Company fails to raise the funds it most likely would have a materially adverse effect on the Company's liquidity and would cause the Company to be in breach of its covenants to the Bank of Montreal.

        OTHER SOURCES: The Company does not have sufficient liquidity or capital to undertake all potential acquisition prospects or to fund fully the development of any prospect. Therefore, the Company will continue to be dependent on raising substantial amounts of additional capital through any one or a combination of institutional or bank debt financing, equity offerings, debt offerings and internally generated cash flow, or by forming sharing arrangements with industry participants. Although the Company has been able to obtain such financings and to enter into such sharing arrangements regarding certain of its projects to date, there can be no assurance that it will continue to be able to do so. Alternatively, as it has done in the past, the Company may consider issuing additional securities in exchange for producing properties. There can be no assurance that any such financings or sharing arrangement can be obtained. Therefore, notwithstanding the Company's need for substantial amounts of additional capital, there can be no assurance that it can be obtained.

        Further acquisitions and development activities in addition to those for which the Company is contractually obligated are discretionary and depend exclusively on the availability of cash from outside sources such as bank debt or the sale of securities or properties. During the period July 1, 1997 and September 24, 1997 the Company has raised $1.6 million in equity. These funds were arranged by the private placement of 550,000 shares of Common Stock pursuant to Regulation S. The Company believes that this additional equity, in addition to the $3 million of unutilized borrowing capacity available under the Bank of Montreal loan facility, provides the Company with the funds required to undertake a significant capital expenditure program on its existing properties. This capital expenditure program is expected to significantly increase production and improve the reserves of the Company.

        SERIES A PARTICIPATING CONVERTIBLE PREFERRED STOCK: Upon the occurrence of an Event of Default (as defined in the Company's Certificate of Incorporation) resulting from the failure to comply with certain covenants, each holder of shares of Series A Participating Convertible Preferred Stock will have the right, by written notice to the Company, to require the Company to repurchase, out of funds legally available therefor, such holder's shares of Series A Participating Convertible Preferred Stock for an amount in cash equal to (i) an amount per share equal to the lesser of (A) $1.50 and (B) the sum of
(x) $0.521 and (v) the quotient obtained by dividing (1) the aggregate amount of all payments made, as of the date of the liquidation, dissolution or winding up, to the Company by JEDI pursuant to the Earn Up Agreement dated May 6, 1997 between the Company and JEDI by (2) 9,600,000, plus (ii) all accrued and unpaid dividends thereon.


ITEM 7.        FINANCIAL STATEMENTS

        For the Financial Statements required by Item 7 see the Consolidated Financial Statements included elsewhere in this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On March 13, 1997, the Company dismissed KPMG Peat Marwick LLP ("KPMG") as its certifying accountant and on March 13, 1997, the Company retained Ernst & Young LLP ("E&Y") as its certifying accountant. KPMG's reports on the Company's consolidated financial statements for the fiscal years ended June 30, 1996 and 1995 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles. The decision to engage E&Y as set forth above and to dismiss KPMG was approved by the Board of Directors of the Company. In connection with the audits of the consolidated financial statements of the Company for the fiscal year ended June 30, 1996 and for the period from August 9, 1994 (inception) through June 30, 1995, and during the period commencing July 1, 1996 through March 12, 1997, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of KPMG, would have caused them to make reference to the subject matter of the disagreement in connection with its report. See the Company's Current Report on Form 8-K, dated March 19, 1997.



                                    PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The information required by this Item 9 is set forth in the section entitled "Election of Directors" in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders (the "Proxy Statement"), and is incorporated herein by reference.


ITEM 10.       EXECUTIVE COMPENSATION

        The information required by this Item 10 is set forth in the section entitled Executive Compensation" in the Proxy Statement for fiscal 1997, and is incorporated herein by reference.

ITEM 11.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND MANAGEMENT

        The information required by this Item 11 is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for fiscal 1997, and is incorporated herein by reference.


ITEM 12.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 12 is set forth in the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement for fiscal 1997, and is incorporated herein by reference.


ITEM 13.              EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------
        3.1 Certificate of Incorporation of Queen Sand Resources, Inc., a Delaware corporation.(1)

        3.2 Certificate of Amendment of Certificate of Incorporation of Queen Sand Resources, Inc., a Delaware corporation.(2)

        3.3 Certificate of Designation of Series A Participating Convertible Preferred Stock of Queen Sand Resources, Inc., a Delaware corporation.(2)

        3.4 Certificate of Designation of Series B Participating Convertible Preferred Stock of Queen Sand Resources, Inc., a Delaware corporation.(2)

        3.5 Amended and Restated Bylaws of Queen Sand Resources, Inc., a Delaware corporation.(2)

        4.1     Form of 12% Notes due July 15, 2001.(1)

        10.1 Purchase and Sale Agreement between Eli Rebich and Southern Exploration Company, a Texas corporation, and Queen Sand Resources, Inc., a Nevada corporation, dated April 10, 1996.(1)

        10.2 Incentive Stock Option Plan (Incentive and Non-Qualified) of Queen Sand Resources, Inc., a Delaware corporation.(1)

        10.3 Equipment Rental and Lease Agreement between Circle Ridge Equipment Company, Inc., a Texas corporation, and Queen Sand Resources, Inc., a Nevada corporation, dated March 30, 1995.(1)

        10.4 Purchase and Sale Agreement between Enexco, Inc., a Texas corporation, N&R Resources, Inc., C. Noell Rather, Ralph E. Rather, Michael Rather, Jane E. Rather, and C. David Rather (collectively, the "Sellers" and Queen Sand Resources, Inc., a Nevada corporation, dated November 6, 1996.(3)

        10.5 Purchase and Sale Agreement between Maljamar No. 1 Joint Venture, a Georgia joint venture, and Queen Sand Resources, Inc., a Nevada corporation, dated November 29, 1996.(3)

        10.6 Agreement regarding Termination of Employment among Mitch C. Green, Queen Sand Resources, Inc., a Nevada corporation, Northland Operating Co., a Nevada corporation, and Queen Sand Resources, Inc., a Delaware corporation, dated July 10, 1997.(7)

        10.7 Purchase and Sale Agreement between D&R Petroleum, Inc., a Louisiana corporation, Black Gold Production Services, Inc., a Louisiana corporation, and David Robertson and Corrida Resources, Inc., a Nevada corporation, dated February 5, 1997.(4)

        10.8 Purchase and Sale Agreement between Robertson's Oil & Gas, Inc., a Louisiana corporation, Pelican Oil Field Services, Inc., a Louisiana corporation, and Allen K. Robertson and Corrida Resources, Inc., a Nevada corporation, dated February 5, 1997.(4)

        10.9 Purchase and Sale Agreement between D&R Petroleum, Inc., a Louisiana corporation, and Queen Sand Resources, Inc., a Nevada corporation, dated March 13, 1997.(5)

        10.10 Purchase and Sale Agreement between James P. Robertson and wife, Francis Leonard Robertson and Queen Sand Resources, Inc., a Nevada corporation, dated March 13, 1997.(5)

        10.11 Securities Purchase Agreement, dated as of March 27, 1997, between Joint Energy Development Investments Limited Partnership, a Delaware limited partnership, and Queen Sand Resources, Inc., a Delaware corporation.(6)

        10.12 Securities Purchase Agreement, dated as of March 27, 1997, between Forseti Investments Ltd., a Barbados corporation, and Queen Sand Resources, Inc., a Delaware corporation.(6)

        10.13 Earn Up Agreement by and between Joint Energy Development Investments Limited Partnership, a Delaware limited partnership, and Queen Sand Resources, Inc., a Delaware corporation, dated May 6, 1997.(2)

        10.14 Common Stock Purchase Warrant Representing Right to Purchase Shares of Common Stock of Queen Sand Resources, Inc., a Delaware corporation, issued to Joint Energy Development Investments Limited Partnership, a Delaware limited partnership, on May 6, 1997.(2)

        10.15 Common Stock Purchase Warrant Representing Right To Purchase 409,839 Shares of Common Stock of Queen Sand Resources, Inc., a Delaware corporation, issued to Joint Energy Development Investments Limited Partnership, a Delaware limited partnership, on May 6, 1997.(2)

        10.16 Registration Rights Agreement by and between Queen Sand Resources, Inc., a Delaware corporation, and Joint Energy Development Investments Limited Partnership, a Delaware limited partnership, dated May 6, 1997.(2)

        10.17 Letter Agreement by and between Queen Sand Resources, Inc., a Delaware corporation, and ECT Securities Corp., a Delaware corporation, dated May 6, 1997.(2)

        10.18 Earn Up Agreement between Queen Sand Resources, Inc., a Delaware corporation, and Forseti Investments Ltd., a Barbados corporation, dated May 6, 1997.(2)

        10.19 Class A Common Stock Purchase Warrant Representing Right To Purchase Shares of Common Stock of Queen Sand Resources, Inc., a Delaware corporation, issued to Forseti Investments Ltd., a Barbados corporation, on May 6, 1997.(2)

        10.20 Class B Common Stock Purchase Warrant Representing Right To Purchase Shares of Common Stock of Queen Sand Resources, Inc., a Delaware corporation, issued to Forseti Investments Ltd., a Barbados corporation, on May 6, 1997.(2)

        10.21 Stockholders Agreement by and among Edward J. Munden, Ronald I. Benn, Bruce I. Benn, Robert P. Lindsay, EIBOC Investments Ltd., a Barbados corporation, Queen Sand Resources, Inc., a Delaware corporation, and Joint Energy Development Investments Limited Partnership, a Delaware limited partnership, dated May 6, 1997.(2)

        10.22 Executive Employment Agreement between Queen Sand Resources, Inc., a Delaware corporation, and Ronald I. Benn, dated May 6, 1997.(2)*

        10.23 Executive Employment Agreement between Queen Sand Resources, Inc., a Delaware corporation, and Bruce I. Benn, dated May 6, 1997.(2)*

        10.24 Executive Employment Agreement between Queen Sand Resources, Inc., a Delaware corporation, and Edward J. Munden, dated May 6, 1997.(2)*

        10.25 Executive Employment Agreement between Queen Sand Resources, Inc., a Delaware corporation, and Robert P. Lindsay, dated July 1, 1997.(7)*

        10.26 Executive Employment Agreement between Queen Sand Resources, Inc., a Delaware corporation, and V. Ed Butler, dated June 1, 1997.(7)*

        10.27 Credit Agreement, dated as of August 1, 1997, among Queen Sand Resources, Inc., a Nevada corporation, Bank of Montreal and the Lenders signatory thereto.(8)

        10.28 Guaranty Agreement executed by Queen Sand Resources, Inc., a Delaware corporation, in favor of Bank of Montreal, as agent, dated as of August 1, 1997.(7)

        10.29 Guaranty Agreement executed by Northland Operating Co. in favor of the Bank of Montreal, as agent, dated as of August 1, 1997.(7)

        10.30 Promissory Note in the original principal amount of $75,000,000 dated as of August 1, 1997 payable to the Bank of Montreal, as agent.(8)

        10.31 Guaranty Agreement dated as of August 1, 1997 executed by Corrida Resources, Inc., a Nevada corporation, in favor of Bank of Montreal, as agent.(7)

        10.32 Security Agreement dated as of August 1, 1997 executed by Queen Sand Resources, Inc., a Nevada corporation, in favor of the Bank of Montreal, as agent.(7)

        10.33 Mortgage, Deed of Trust, Assignment of Production, Security Agreement, Fixture Filing and Financing Statement dated as of August 1, 1997 executed by Queen Sand Resources, Inc., a Nevada corporation.(7)

        10.34 Mortgage, Deed of Trust, Assignment of Production, Security Agreement, Fixture Filing and Financing Statement dated as of August 1, 1997 executed by Corrida Resources, Inc., a Nevada corporation.(7)

        10.35 Purchase and Sale Agreement among Queen Sand Resources, Inc., a Delaware corporation, Queen Sand Resources, Inc., a Nevada corporation, and Collins & Ware, Inc. dated June 20, 1997.(8)

        16.1    Letter Regarding Change in Certifying Accountant.(9)

        21.1    List of Subsidiaries.(7)

*       Management contract.

/1 Incorporated by reference from the Company's Registration Statement on Form 10-SB, filed with the Securities and Exhibits Commission on August 12, 1996.

/2 Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 6, 1997.

/3 Incorporated by reference to the Registration Statement on Form 10-SB (Amendment No. 1), filed with the Securities and Exchange Commission on January 23, 1997.

/4 Incorporated by reference to the Current Report on Form 8-K,, filed with the Securities and Exchange Commission on February 20, 1997.

/5 Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 1997.

/6 Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 1997.

/7      Filed herewith.

/8 Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 1997.

/9 Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 19, 1997.

        (b)    Reports on Form 8-K.

        1. Current Report on Form 8-K, dated April 2, 1997, disclosing certain matters under Item 5.

        2. Current Report on Form 8-K, dated May 6, 1997, disclosing certain matters under Items 5 and 9.

        3. Current Report on Form 8-K, dated June 11, 1997, disclosing certain matters under Item 9.

        4. Current Report on Form 8-K, dated July 21, 1997, disclosing certain matters under Item 9.

        5. Current Report on Form 8-K, dated August 8, 1997, disclosing certain matters under Item 9.

        6. Current Report on Form 8-K, dated September 11, 1997, disclosing certain matters under Item 9.

GLOSSARY

Wherever used herein, the following terms shall have the meanings specified.

        "Bbl" One stock tank barrel, or 42 US gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

        "Bcf"  One billion cubic feet.

        "Bcfe"  One billion cubic feet of natural gas equivalent.

        "Behind the Pipe" Hydrocarbons in a potentially producing horizon penetrated by a well bore the production of which has been postponed pending the production of hydrocarbons from another formation penetrated by the well bore. The hydrocarbons are classified as proved but non-producing reserves.

        "BOE" Barrels of oil equivalent (converting six Mcf of natural gas to one Bbf of oil).

        "Developed Acreage" Acres which are allocated or assignable to producing wells or wells capable of production.

        "Development Well" A well drilled within the proved boundaries of an oil and natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

        "Dry Well" A development or exploratory well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

        "Exploratory Well" A well drilled to find and produce oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

        "Gross Acres" or "Gross Wells" The total acres or wells, as the case may be, in which a working interest is owned.


        "LOE" Lease operating expenses are those expense directly associated with crude oil and/or natural gas producing or service, wells

        "Mbbl"  One thousand Bbl.

        "Mmbbl"  One million Bbl.

        "MBOE" One thousand barrels of oil equivalent.

        "Mcf"  One thousand cubic feet.

        "Mcfe" One thousand cubic feet of natural gas equivalent, using the ratio of one Bbl of crude oil to six Mcf of natural gas.

        "Mmcf"  One million cubic feet of natural gas equivalent.

        "Net Acres or Net Wells" The sum of the fractional working interests owned in gross acres or gross wells.

        "Oil and Natural Gas Lease" An instrument by which a mineral fee owner grants to a lessee the right for a specific period of time to explore for oil and natural gas underlying the lands covered by the lease and the right to produce any oil and gas so discovered generally for so long as there is production in economic quantities from such lands.

        Productive Well" A well that is producing oil or natural gas or that is capable of production.

        "Proved Developed Reserves" Reserves that can be expected to be recovered through existing wells with existing equipment and operating conditions.

        "Proved Reserves" The estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

        "Proved Undeveloped Reserves" or "PUD" Reserves that are expected to be recovered from new wells or undrilled acreage, or from existing wells where a relatively major expenditure is required for completion.

        "PV 10%" The discounted future net cash flows for proved oil and natural gas reserves computed on the same basis as the Standardized Measure, but without deducting income taxes, which is not in accordance with generally accepted accounting principles. PV 10% is an important financial measure for evaluating the relative significance of oil and natural gas properties and acquisitions, but should not be construed as an alternative to the Standardized Measure (as determined in accordance with generally accepted accounting principles).]

        "Royalty Interest" An interest in an oil and natural gas property entitling the owner to a share of oil and natural gas production, free of costs of production.

        "Secondary Recovery" A method of oil and natural gas extraction in which energy sources extrinsic to the reservoir are utilized.

        "Service Well" A well used for water injection in secondary recovery projects or for the disposal of produced water.

        "Standardized Measure" The estimated future net cash flows from proved oil and natural gas reserves computed using prices and costs, at the date indicated, after income taxes and discounted at 10%.

        "Undeveloped Acreage" Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

        "Working Interest" The operating interest which gives the owner the right to drill, produce and conduct operating activities on the property and a share of production, subject to all royalties, overriding royalties and other burdens and to all costs of exploration, development and operations and all risks in connection therewith.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                   QUEEN SAND RESOURCES, INC.


Date: September 29, 1997    By:    /s/ Edward J. Munden
                --                 -----------------------------------------
                            Name:  Edward J. Munden
                            Title: President and Chief Executive Officer

    In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: September 29, 1997    By:    /s/ Edward J. Munden
                --                 -----------------------------------------
                                   Edward J. Munden, President, Chief
                                   Executive Officer, Director and principal
                                   executive officer



Date: September 29, 1997    By:    /s/ Bruce I. Benn
                --                 -----------------------------------------
                                   Bruce I. Benn, Executive Vice President
                                   and Director



Date: September 29, 1997    By:    /s/ Ronald I. Benn
                --                 -----------------------------------------
                                   Ronald I. Benn, Chief Financial Officer,
                                   principal financial and accounting officer



Date: September 29, 1997    By:    /s/ Robert P. Lindsay
                --                 -----------------------------------------
                                   Robert P. Lindsay, Chief Operating
                                   Officer and Director

                      Queen Sand Resources and Subsidiaries

                   Index to Consolidated Financial Statements




                                                                                   Page
                                                                                   ----
Report of Ernst & Young LLP, Independent Auditors................................   F-2
Independent Auditors' Report.....................................................   F-3

Consolidated Financial Statements:
  Consolidated Balance Sheets as of June 30, 1997 and 1996.......................   F-4
  Consolidated Statements of Operations for the
    Years ended June 30, 1997 and 1996...........................................   F-5
  Consolidated Statements of Stockholders' Equity for the
    Years ended June 30, 1997 and 1996...........................................   F-6
  Consolidated Statements of Cash Flows for the
    Years ended June 30, 1997 and 1996...........................................   F-7
  Notes to Consolidated Financial Statements.....................................   F-8

Pro Forma Combined Condensed Financial Statements (unaudited):
    Pro Forma Combined Condensed Balance Sheet at June 30, 1997..................  F-27
    Pro Forma Combined Condensed Statement of Operations for the
        Year ended June 30, 1997.................................................  F-28
    Notes to Unaudited Pro Forma Combined Condensed Financial Statements.........  F-29

Financial Statements of Business Acquired:
    Collins & Ware Properties:
        Report of Ernst & Young LLP, Independent Auditors........................  F-32
        Statements of Operating Revenues and Direct Operating Expenses for the
           Years ended June 30, 1997 and 1996....................................  F-33
        Notes to Statements of Operating Revenues and Direct Operating Expenses..  F-34

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Queen Sand Resources, Inc.

We have audited the accompanying consolidated balance sheet of Queen Sand Resources, Inc. and subsidiaries as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Queen Sand Resources, Inc. and subsidiaries as of June 30, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                               Ernst & Young LLP




Dallas, Texas
September 18, 1997

                                                    Independent Auditors' Report

The Board of Directors
Queen Sand Resources, Inc.

We have audited the accompanying consolidated balance sheet of Queen Sand Resources, Inc. and subsidiaries as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Queen Sand Resources, Inc. and subsidiaries as of June 30, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                           KPMG Peat Marwick LLP

Dallas, Texas
August 30, 1996, except as to the sixth paragraph of
   Note 3, which is as of September 30, 1996, the fourth paragraph of Note 2, which is as of November 6, 1996, the first paragraph of Note 5, which is as of November 12, 1996, and the second paragraph of Note 3, which is as of November 14, 1996

                   Queen Sand Resources, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                              JUNE 30,
                                                                                   -----------------------------
                                                                                        1997            1996
                                                                                   ------------     ------------
ASSETS
Current assets:
   Cash                                                                            $    309,695     $    599,621
   Accounts receivable:
      Oil and gas sales                                                                 579,639          428,259
      Joint interest                                                                    165,284               --
      Stockholder                                                                            --          500,000
   Other                                                                                 11,169            4,933
                                                                                   ------------     ------------
Total current assets                                                                  1,065,787        1,532,813
                                                                                   ------------     ------------

Property and equipment, at cost (Notes 1, 2, 3, 4 and 9):
   Oil and gas properties, based on full cost accounting method                      17,540,805       10,158,954
   Other equipment                                                                      390,404          265,297
                                                                                   ------------     ------------
                                                                                     17,931,209       10,424,251

   Less accumulated depreciation, depletion, and amortization                         1,744,000          762,000
                                                                                   ------------     ------------
Net property and equipment                                                           16,187,209        9,662,251

Other assets                                                                                 --           87,749
                                                                                   ============     ============
                                                                                   $ 17,252,996     $ 11,282,813
                                                                                   ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable:
      Trade                                                                        $  1,125,160     $    431,321
      Revenue and other                                                                 103,350               --
   Accrued liabilities                                                                  360,158          208,396
   Notes payable                                                                             --          750,000
   Current portion of debt and capitalized lease obligation (Notes 3 and 4)           2,080,897           60,010
                                                                                   ------------     ------------
Total current liabilities                                                             3,669,565        1,449,727

Long-term obligations, net of current portion (Notes 3 and 4)                         7,151,881        6,670,441
                                                                                   ------------     ------------
Total liabilities                                                                    10,821,446        8,120,168
                                                                                   ------------     ------------

Commitments (Notes 4 and 5)

Stockholders' equity (Notes 2 and 5): Preferred stock, $.01 par value:
      Authorized shares - 50,000,000 at June 30, 1997
      Issued and outstanding shares - 9,600,000 at June 30, 1997                         96,000               --
      Aggregate liquidation preference - $5,000,000
   Common stock, $.0015 par value:
      Authorized shares - 100,000,000 and 40,000,000 at June 30, 1997 and 1996,
        respectively
      Issued and outstanding shares - 20,825,552 and 27,020,000
        at June 30, 1997 and 1996, respectively                                          45,635           40,530
   Additional paid-in capital                                                        14,474,844        4,997,841
   Accumulated deficit                                                               (3,184,929)      (1,875,726)
   Treasury stock, 9,600,000 shares of common stock, at cost                         (5,000,000)              --
                                                                                   ------------     ------------
Total stockholders' equity                                                            6,431,550        3,162,645

                                                                                   ============     ============
Total liabilities and stockholders' equity                                         $ 17,252,996     $ 11,282,813
                                                                                   ============     ============




See accompanying notes.

                   Queen Sand Resources, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                              YEARS ENDED JUNE 30,
                                                         -----------------------------
                                                             1997             1996
                                                         ------------     ------------

Revenues:
   Oil and gas sales                                     $  4,381,035     $  2,079,413
   Interest and other (Note 1)                                300,271           71,629
                                                         ------------     ------------
                                                            4,681,306        2,151,042

Expenses:
   Oil and gas production expenses                          2,506,759        1,175,639
   Depreciation, depletion, and amortization (Note 1)         982,000          630,000
   General and administrative (Notes 1 and 7)               1,452,402        1,113,146
   Interest and financing costs                               877,967          420,790
                                                         ------------     ------------
Loss before extraordinary item                             (1,137,822)      (1,188,533)

Extraordinary item (Note 3)                                   171,381               --
                                                         ------------     ------------
 Net loss                                                $ (1,309,203)    $ (1,188,533)
                                                         ============     ============

Loss before extraordinary item per common share          $       (.04)    $       (.05)
                                                         ============     ============

Net loss per common share                                $       (.05)    $       (.05)
                                                         ============     ============

Weighted average common shares outstanding                 26,964,334       26,003,479
                                                         ============     ============


See accompanying notes.

                   Queen Sand Resources, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                       Years ended June 30, 1997 and 1996



                             PREFERRED STOCK           COMMON STOCK        ADDITIONAL                                     TOTAL
                           -------------------   ----------------------     PAID-IN                      ACCUMULATED   STOCKHOLDERS'
                            SHARES      AMOUNT     SHARES       AMOUNT      CAPITAL        TREASURY        DEFICIT        EQUITY
                           ---------   -------   -----------    -------   ------------   ------------    -----------    -----------

Balance at June 30, 1995          --   $    --    25,800,000    $38,700   $  3,852,071   $               $  (687,193)   $ 3,203,578
   Issuance of
      common stock                --        --       350,000        525         62,475             --             --         63,000
      for services
   Issuance of
      common stock
      for oil and                 --        --       470,000        705         83,895             --             --         84,600
      gas
      properties
      (Note 2)
   Issuance of
      common stock                --        --       400,000        600        999,400             --             --      1,000,000
      for cash
   Net loss                       --        --            --         --             --             --     (1,188,533)    (1,188,533)
                             -------    -------    ---------    -------    -----------    -----------     ----------     ----------

Balance at June 30,               --        --    27,020,000     40,530      4,997,841             --     (1,875,726)     3,162,645
                                                                                                                               1996
   Issuance of
      common stock                --        --       116,052        171         20,709             --             --         20,880
      for services
   Issuance of
      common stock
      for oil and                 --        --     1,529,500      2,294        638,852             --             --        641,146
      gas
      properties
      (Note 2)
   Issuance of
      common stock
      for cash                    --        --     1,760,000      2,640      4,056,360             --             --      4,059,000
      (Note 5)
   Issuance of
      convertible
      preferred
      stock and
      warrants to          9,600,000    96,000            --         --      4,904,000             --             --      5,000,000
      purchase
      common stock
      for cash
      (Note 5)
   Repurchase of
      common stock                --        --    (9,600,000)        --       (142,918)    (5,000,000)            --     (5,142,918)
      (Note 5)
   Net loss                       --        --            --         --             --             --     (1,309,203)    (1,309,203)
                           ---------   -------   -----------    -------   ------------   ------------    -----------    -----------
Balance at June 30,1997    9,600,000   $96,000    20,825,552    $45,635   $ 14,474,844   $ (5,000,000)   $(3,184,929)   $ 6,431,550
                           =========   =======   ===========    =======   ============   ============    ===========    ===========


See accompanying notes.

                   Queen Sand Resources, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                         YEARS ENDED JUNE 30,
                                                                     ---------------------------
                                                                         1997            1996
                                                                     -----------     -----------

OPERATING ACTIVITIES
Net loss                                                             $(1,309,203)    $(1,188,533)
Adjustments to reconcile net loss to net cash used in operating activities:
      Extraordinary item                                                 171,381              --
      Depreciation, depletion, and amortization                          982,000         630,000
      Foreign currency translation gains                                (300,271)        (62,528)
      Issuance of common stock for services                               20,880          63,000
      Accretion of debt discount                                          72,032              --
      Changes in operating assets and liabilities:
        Accounts receivable                                             (316,664)       (257,666)
        Other assets                                                      (6,236)          7,951
        Accounts payable and accrued liabilities                         948,951         187,897
                                                                     -----------     -----------
Net cash used in operating activities                                    262,870        (619,879)

INVESTING ACTIVITIES
Additions to oil and gas properties                                   (4,179,956)     (5,414,711)
Additions to other property and equipment                               (125,107)             --
Additions to other assets                                                     --         (87,749)
                                                                     -----------     -----------
Net cash provided by (used in) investing activities                   (4,305,063)     (5,502,460)

FINANCING ACTIVITIES
Proceeds from revolving credit facility                                  275,982              --
Payments made on revolving credit facility                                    --        (262,610)
Proceeds from revolving line of credit                                        --       4,582,011
Proceeds from private debt offerings                                     526,072       1,935,388
Payments made on notes payable                                        (1,407,923)       (600,000)
Collection of stock subscription                                         500,000              --
Proceeds from sale of convertible preferred stock and warrants to
purchase common stock                                                  5,000,000              --
Proceeds from the sales of common stock                                4,059,000       1,024,000
Repurchase of common stock                                            (5,142,918)             --
Payments made on capital lease obligation                                (57,946)        (56,276)
                                                                     -----------     -----------
Net cash provided by financing activities                              3,752,267       6,622,513

Net increase (decrease) in cash                                         (289,926)        500,174
Cash at beginning of year                                                599,621          99,447
                                                                     -----------     -----------
Cash at end of year                                                  $   309,695     $   599,621
                                                                     ===========     ===========

Supplemental cash from information:
   Interest paid in cash                                             $   765,181     $   168,870
                                                                     ===========     ===========


See accompanying notes.

QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Queen Sand Resources, Inc. (QSRI or the Company) was formed on August 9, 1994 under the laws of the State of Delaware. At June 30, 1997, EIBOC Investments Ltd. (EIBOC) held approximately 6,600,000 shares of the Company's common stock, par value $.0015 (Common Stock), representing approximately 30% of the Company's outstanding shares of common stock on a fully diluted basis. Certain officers of the Company have beneficial interests in EIBOC. See Note 5.

The Company is engaged in one industry segment, the acquisition, exploration, development, production, and sale of crude oil and natural gas. The Company's business activities are carried out primarily in Texas, New Mexico, Mississippi and Louisiana.

LIQUIDITY

A majority of the Company's proved oil and gas reserves are undeveloped which, based on June 30, 1997 reserve reports, are expected to require approximately $23.5 million (unaudited) of development costs over the next 10 years. Accordingly, the Company will need to obtain substantial amounts of funds in the future to finance development of these undeveloped reserves. The Company plans to fund these obligations using cash anticipated to be provided from future operations and future equity offerings and debt financings. However, there is no assurance funds will be available when needed. Failure to fund these capital expenditures would substantially diminish the value of the Company's oil and gas reserves.

The Company had negative cash flows from operations for the year ended June 30, 1996. In the event of future cash flow deficiencies, management believes that sufficient liquidity will be provided through a combination of common stock sales, private debt offerings, and acquisitions of oil and gas properties with positive cash flows.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for its oil and gas activities under which all costs, including direct general and administrative expenses associated with property acquisition, exploration, and development activities, are capitalized. Capitalized general and administrative expenses directly associated with acquisitions, exploration, and development of oil and gas properties were $316,070 and $231,750 for the years ended June 30, 1997 and 1996, respectively. Capitalized costs are depleted by the unit-of-production method using independent engineer estimates of unrecovered proved oil and gas reserves. The costs of unproved properties are excluded from depletion until the properties are evaluated. Depreciation, depletion, and amortization of oil and gas properties was $3.78 and $4.60 per equivalent barrel of oil and gas produced for the years ended June 30, 1997 and 1996, respectively. Sales of oil and gas properties are accounted for as adjustments to the capitalized cost center unless such sales significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the cost center, in which case a gain or loss is recognized.

QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company limits the capitalized costs of oil and gas properties, net of accumulated depreciation, depletion, and amortization, to the estimated future net revenues from proved oil and gas reserves less estimated future development and production expenditures discounted at 10%, plus the lower of cost or estimated fair value of unproved properties as adjusted for related tax effects. If capitalized costs exceed this limit, the excess is charged to depreciation, depletion, and amortization expense. The Company has not recorded any write-downs of capitalized costs as a result of this limitation.

Depreciation, depletion, and amortization expense and limits to capitalized costs are based on estimates of oil and gas reserves which are inherently imprecise. Accordingly, it is reasonably possible that such estimates could differ materially in the near term from amounts currently estimated.

Depreciation and amortization of other property and equipment is provided principally by the straight-line method over the estimated service lives of the related assets. Equipment under capital lease is recorded at the lower of fair value or the present value of future minimum lease payments and are depreciated over the lease term.

Costs incurred to operate, repair, and maintain wells and equipment are expensed as incurred.

The Company's exploration and development activities are conducted jointly with others and, accordingly, the financial statements reflect only the Company's proportionate interest in such activities.

The Company does not expect future costs for site restoration, dismantlement and abandonment, postclosure and other exit costs which may occur in the sale, disposal, or abandonment of a property to be material.

REVENUE RECOGNITION

The Company uses the sales method of accounting for oil and gas revenues. Under the sales method, revenues are recognized based on actual volumes of oil and gas sold to purchasers.

ENVIRONMENTAL MATTERS

The Company is subject to extensive federal, state, and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates. The effect on

QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the extent to which based on available evidence, the future tax benefits more likely than not will be realized.

STATEMENT OF CASH FLOWS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

In 1995, in connection with the sale of 3,200,000 shares of common stock, the Company recorded a receivable in the amount of $544,000, $20,000 of which was received by June 30, 1995, and the remainder in fiscal 1996.

In 1996, in connection with certain promotional services rendered by an unrelated party, the Company issued 350,000 shares of Common Stock valued at $63,000.

In 1996, in connection with the acquisition of certain interests in oil and gas properties, the Company issued notes payable to the seller for $750,000 and issued 470,000 shares of Common Stock valued at $84,600. See Notes 2 and 3.

In 1996, in connection with the sale of 400,000 shares of Common Stock for $1,000,000, the Company recorded accounts receivable from stockholders in the amount of $500,000. The receivables were collected in September 1996.

During 1997, in connection with the acquisitions of interests in oil and gas properties, the Company issued an aggregate of 1,529,500 shares of Common Stock valued at $641,146 and issued notes payable to the sellers which were recorded at $2,473,000 net of issuance discount of $354,000. (See Notes 2 and 3).

LOSS PER COMMON SHARE

Earnings (loss) per common and common equivalent share data is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during each period. Shares issuable upon exercise of warrants and upon conversion of the Company's convertible preferred stock are included in the computation of earnings per common and common equivalent share for periods subsequent to their issuance to the extent they are dilutive. Because the Company incurred net losses during each of the years ended June 30, 1997 and 1996, the loss per common share data is based on the weighted average common shares outstanding.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") which is required to be adopted on June 30, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of warrants and the convertible preferred stock, will be excluded. Adoption of SFAS 128 will not impact primary earnings per share for the years ended June 30, 1997 and 1996 because either no dilutive securities were outstanding or the effect of outstanding warrants and convertible preferred stock was antidilutive. The impact of SFAS 128 on the calculation of fully diluted earnings per share is not expected to be significant.

QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS OF CREDIT RISK

For the year ended June 30, 1997, five oil and gas companies including an affiliate of one of the Company's stockholders, accounted for 32%, 14%, 17%, 10%, and 9%, respectively, of the Company's oil and gas sales. During the year ended June 30, 1996, five oil and gas companies accounted for 15%, 15%, 17%, 21%, and 24%, respectively, of the Company's oil and gas sales. Because oil and gas sales are made to large, well-established companies, the Company does not believe that this concentration of sales and credit risks represents a material risk of loss with respect to its financial position as of June 30, 1997 and 1996. The Company's receivables are generally unsecured.

FOREIGN CURRENCY

Foreign currency transactions are translated to U.S. dollars at the rate of exchange on the date of the transaction. Amounts payable and receivable in foreign currency are translated at the exchange rate at the balance sheet date. Translation gains of $300,271 and $62,528 were recognized during the years ended June 30, 1997 and 1996, respectively, and are included in interest and other income in the accompanying consolidated statements of operations.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

2. ACQUISITIONS

The consolidated financial statements include the results of operations of the acquired interests in oil and gas properties from their respective acquisition dates.

In April 1996, the Company purchased interests in oil and gas properties located in East Texas (the East Texas Properties) for $4,250,000 in cash, $750,000 in notes payable to the seller and 470,000 shares of Common Stock valued at $84,600.

The following unaudited pro forma summary of the Company's consolidated results of operations for the year ended June 30, 1996, was prepared as if the acquisition of the East Texas Properties had occurred on July 1, 1995. The unaudited pro forma data is based on numerous assumptions and is not necessarily indicative of future operations or of results which would actually have occurred if the acquisitions had been made on July 1, 1995.

                                                                 1996
                                                           ----------------


           Revenues                                        $      3,288,420
                                                           ================
           Net loss                                        $     (1,194,848)
                                                           ================
           Loss per common share                           $           (.05)
                                                           ================

QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

2. ACQUISITIONS (CONTINUED)

On November 6, 1996, the Company acquired eight gross productive wells (three net productive wells), all located in various counties in Texas (the Frymire Purchase). In consideration for these properties the Company paid approximately $650,000 in cash, issued notes for $427,000 and issued 100,000 shares of Common Stock valued at $18,000.

On December 16, 1996, the Company acquired 15 gross productive wells (15 net productive wells), all located in New Mexico (the Trigg Federal Purchase). In consideration, the Company paid $100,000 in cash and issued 92,000 shares of Common Stock valued at $16,560.

On February 5, 1997, the Company acquired 60 gross productive wells (48.4 net productive wells) and two developmental properties located in Mississippi, Louisiana and Texas (the Core Properties). The adjusted purchase price consisted of cash of approximately $1,700,000, four notes payable totaling $2,400,000, and 659,000 shares of Common Stock valued at $329,500. On March 13, 1997, the Company acquired one gross productive well (0.3375 net productive wells) located in Louisiana (the Intercoastal Property). The purchase price consisted of cash of $562,500 and 578,500 shares of Common Stock valued at $289,250. The cash portion of these acquisitions was funded through sales of 1,060,000 shares of Common Stock pursuant to Regulation S, resulting in net proceeds to the Company of $2,385,000 (the Equity Private Placements).

The following unaudited pro forma summary of the Company's consolidated results of operations for the years ended June 30, 1997 and 1996, was prepared as if the acquisitions of the Core Properties, the Intercoastal Property, and the Equity Private Placements had occurred on July 1, 1995. The historical results of the Frymire Purchase and the Trigg Federal Purchase were not significant. The unaudited pro forma data is based on numerous assumptions and is not necessarily indicative of future operations or of results which would actually have occurred if the acquisitions and the Equity Private Placements had been made on July 1, 1995.

                               1997             1996
                         ---------------     -----------


Revenues                 $     6,318,362     $ 4,318,405
                         ===============     ===========

Net loss                 $      (505,846)    $  (822,537)
                         ===============     ===========

Loss per common share    $          (.02)    $      (.03)
                         ===============     ===========


On August 1, 1997, the Company acquired 77 productive wells (12.35 net productive wells) located in New Mexico, Oklahoma, and Texas (the "Collins & Ware" Properties). In consideration for these properties, the Company paid $6,000,000 in cash and issued 1,000,000 shares of Common Stock valued at $3,125,000. The cash portion of these acquisitions was funded with borrowings under the Company's new credit facility with the Bank of Montreal. See Note 3

QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

3. CURRENT AND LONG-TERM DEBT

A summary of current and long-term debt follows:

                                                                          JUNE 30,
                                                                 ------------------------
                                                                     1997         1996
                                                                 ----------    ----------

Prime plus 1.5% Revolving Credit Note                            $4,857,993    $4,582,011
12% unsecured DEM notes, due in July 2000                         2,093,275     1,872,860
9% Acquisition Notes                                              2,063,876            --
9% notes to seller, due in July and October 1996 and
   January 1997                                                          --       750,000
Capital lease obligations (Note 4)                                  217,634       275,580
                                                                 ----------    ----------
                                                                  9,232,778     7,480,451
Less current portion of debt and capitalized lease obligation     2,080,897       810,010
                                                                 ==========    ==========
Total long-term obligations                                      $7,151,881    $6,670,441
                                                                 ==========    ==========


On December 1, 1995, the Company entered into a revolving credit note agreement (Revolving Credit Note) with Comerica Bank ("Comerica") to provide a revolving line of credit up to $10,000,000. On November 14, 1996, the Revolving Credit Note was amended to increase the line of credit to $15,000,000, increase the borrowing base to $5,325,000 and extend the due date to December 1, 1997. At June 30, 1997, borrowings were secured by substantially all of the Company's interests in oil and gas properties.

Effective August 1, 1997, the Company terminated the existing credit agreement with Comerica and entered into a new credit agreement ("Credit Agreement") with Bank of Montreal. The new agreement provides for an initial borrowing base of $17,000,000 to be redetermined from time to time by Bank of Montreal based on engineering reports of oil and gas reserves. The Company must pay a commitment fee annually of .35% of the unused portion of the borrowing base. In addition, the Credit Agreement commits Bank of Montreal to provide standby letters of credit for the Company totaling $5,000,000.

The Credit Agreement provides a revolving credit period terminating on August 1, 1999, with principal amounts outstanding on that date converting to a term loan maturing on August 1, 2003. If Bank of Montreal does not renew the loan or if Bank of Montreal indebtedness is not repaid when due, Bank of Montreal would have the right to obtain possession of and sell the pledged properties. Interest on borrowings under the credit agreement is based on, at the Company's option at the date of borrowing, either (a) the higher of the federal funds rate plus 1/2 of 1% or the bank's prime rate or (b) the eurodollar rate, increased by up to 2.25% dependent upon the percentage of the available borrowing base used by the Company. Interest is payable quarterly, beginning September 30, 1997. Bank of Montreal is secured by a first lien on substantially all of the Company's oil and gas properties. The loan agreement contains usual and customary defined events of default and provides remedies to Bank of Montreal.

Subsequent to June 30, 1997, the Company has borrowed approximately $12,000,000 under the Credit Agreement. Approximately $4,900,000 was used to pay off the Revolving Credit Note, $6,000,000 was used to fund the cash portion of the Collins & Ware Properties acquisition (Note 2), and the remainder was used for working capital.

In July 1995, the Company initiated a private debt offering whereby it may issue up to a maximum of 5,000,000 Deutschmark (DEM) denominated 12% notes due on July 15, 2000, of which DEM 2,850,000 was outstanding at June 30, 1996. The Company issued additional notes aggregating DEM 200,000, DEM 50,000 and DEM 450,000 in July, August and September 1996, respectively.

QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

3. CURRENT AND LONG-TERM DEBT (CONTINUED)

In addition to issuances described in the preceding paragraph, the Company has issued additional notes aggregating DEM 100,000 during the remainder of 1997. Subsequent to June 30, 1997, the Company issued an additional DEM 250,000. The notes may be redeemed at the option of the Company, in whole or in part, at any time prior to maturity date on or after December 15, 1997, at 101% of the principal amount, plus accrued interest to the redemption date. The notes are unsecured, general obligations of the Company, subordinated in right of payment to any senior and secured indebtedness of the Company including all other existing indebtedness. The note agreement contains covenants which place limitations on dividends and liens.

In April 1996, in connection with the acquisition of East Texas Properties (Note
2), the Company issued three notes payable to the sellers of $250,000 each.

In February 1997, in connection with the acquisition of the Core Properties (Note 2), the Company issued four notes totaling $2,400,000 (the Acquisition Notes) secured by a first lien on the Core Properties. Two of these notes, totaling $400,000, bore no interest and were retired prior to June 30, 1997. The remaining two notes, totaling $2,000,000, were originally payable no later than February 4, 2000, and bore no interest for the first two years and 9% for the final year, payable in Common Stock of the Company. The terms of the remaining two notes were renegotiated, with the seller surrendering the first lien on the Core Properties in exchange for a note requiring a payment of $2,000,000 on January 31, 1998. The note is secured by $2,000,000 of letters of credit obtained by the Company under the credit agreement with Bank of Montreal. As a result of the modification of the debt terms, in 1997 the Company recognized an extraordinary loss on modification of $171,381, the difference between the carrying value of the original notes (including accreted discount totaling $72,032) and the present value of the new note.

The aggregate maturities of long-term debt subsequent to June 30, 1998, reflecting the refinancing of the Revolving Credit Note and the modification of the Acquisition Notes, are as follows: 1999 - $51,287, 2000 - $1,113,288, 2001 -
$3,307,771, 2002 - $1,214,496, 2003 and thereafter - $1,315,713.

4. LEASE OBLIGATIONS

In 1995, in connection with the purchase of interests in certain oil and gas properties, the Company entered into a capital lease with the seller for oil field service equipment. The excess ($145,000) of the present value of future lease rentals ($345,000) over the fair value of the equipment has been treated as part of the acquisition cost of oil and gas properties. The cost and related accumulated depreciation of the capital equipment at June 30, 1997 is $200,000 and $102,000, respectively. At June 30, 1997, minimum lease payments required under the capital lease are as follows:

   1998                                                                     $  90,000
   1999                                                                        90,000
   2000                                                                        67,500
                                                                         ------------
   Total minimum lease payments                                               247,500
   Less amount representing interest                                          (29,866)
                                                                         ------------
   Present value of minimum lease payments                                    217,634
   Less current installments of obligation under capital lease                 68,308
                                                                         ============
   Obligation under capital lease, excluding current installments            $149,326
                                                                         ============

QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

5. STOCKHOLDERS' EQUITY

GENERAL

On November 12, 1996, the Company entered into an agreement to sell 100,000 shares of common stock to an unrelated party for $2.50 per share.

During 1997, the Company's Certificate of Incorporation was amended to (i) authorize the issuance of 50,000,000 shares of preferred stock of the Company, par value $.01 per share, (the Preferred Stock), of which 9,600,000 shares have been designated as Series A Preferred Stock and 9,600,000 shares have been designated as Series B Preferred Stock, and (ii) increase the number of authorized shares of Common stock from 40,000,000 shares to 100,000,000 shares.

Any authorized but unissued or unreserved Common Stock and undesignated Preferred Stock is available for issuance at any time, on such terms and for such purposes as the Board of Directors may deem advisable in the future without further action by stockholders of the Company, except as may be required by law or the Series A Certificate of Designation. The Board of Directors of the Company has the authority to fix the rights, powers, designations, and preferences of the undesignated Preferred Stock and to provide for one or more series of undesignated Preferred Stock. The authority will include, but not be limited to, determination of the number of shares to be included in the series, dividend rates and rights, voting rights, if any, conversion privileges and terms, redemption conditions, redemption values, sinking funds and rights upon involuntary or voluntary liquidation.

CAPITAL STOCK PURCHASE AGREEMENTS

In March 1997, the Company entered into a Securities Purchase Agreement (the JEDI Purchase Agreement), with Joint Energy Development Investments Limited Partnership, (JEDI), an affiliate of Enron Finance Corp. (EFC), and a Securities Purchase Agreement (the Forseti Purchase Agreement), with Forseti Investments Ltd.

Pursuant to the JEDI Purchase Agreement, in May 1997 at the closing under such agreement, JEDI acquired 9,600,000 shares of Series A Participating Convertible Preferred Stock, par value $0.01 per share, of the Company (the Series A Preferred Stock), certain warrants to purchase Common Stock (the JEDI Warrants) and warrants to purchase 409,839 shares of Common Stock (the Robertson Warrants). The Robertson Warrants were granted to JEDI as a form of maintenance right on the part of JEDI to acquire Common Stock in the future and maintain JEDI's proportionate ownership in the Company in relation to shares of Common Stock issued. The aggregate consideration (excluding the exercise price in respect of the JEDI Warrants and the Robertson Warrants) cannot exceed $14,400,000 and consists of (i) $5,000,000 ($0.521 per share) cash plus (ii)
contingent cash payment obligations (up to an aggregate of $9,400,000) to the Company under the JEDI Earn Up Agreement, as described below. All of such funds would be used by the Company to fund the obligations under the Forseti transaction agreements.

In connection with the issuance of the Series A Preferred Stock, the JEDI Warrants, and the Robertson Warrants, the Company granted JEDI certain maintenance rights and certain demand and piggyback registration rights with respect to the shares of Common Stock issuable upon conversion of the Series A Preferred Stock and the shares of Common Stock issuable upon exercise of the JEDI Warrants and the Robertson Warrants. Pursuant to the terms of the Series A Preferred Stock, JEDI may designate a number of directors to the Company's Board of Directors, such that the percentage of the number of directors that JEDI may designate approximates the percentage voting power JEDI has with respect to the Company's Common Stock. In addition, upon certain events of default (as defined in the Series A Certificate of Designation), JEDI will have the right to elect a majority of the directors of the Company and an option to sell the Series A Preferred Stock to the Company.

QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

5. STOCKHOLDERS' EQUITY (CONTINUED)

Pursuant to the Forseti Purchase Agreement, in May 1997 at the closing under such agreement, the Company repurchased 9,600,000 shares of Common Stock owned by Forseti in exchange for (i) $5,000,000 ($0.521 per share) cash, (ii) the issuance by the Company of Class A Common Stock Purchase Warrants to purchase 1,000,000 shares of Common Stock at an initial exercise price of $2.50 per share (the Class A Warrants), and Class B Common Stock Purchase Warrants to purchase 2,000,000 shares of Common Stock at an initial exercise price of $2.50 per share (the Class B Warrants, and together with the Class A Warrants, the Forseti Warrants), and (iii) contingent obligations (up to an aggregate of $9,400,000) to Forseti under the Forseti Earn Up Agreement, as described below. However, pursuant to the terms of the Forseti Earn Up Agreement, Forseti is not able to both sell or exercise the Forseti Warrants and receive full payment under the Forseti Earn Up Agreement. Instead, Forseti has the option of either selling or exercising the Forseti Warrants or receiving any payments due under the Forseti Earn Up Agreement. The aggregate consideration paid or payable by the Company to Forseti in respect of the repurchase of the Common Stock owned by Forseti cannot exceed $14,400,000. This consideration will be funded only through proceeds received by the Company under the JEDI Purchase Agreement and the JEDI Earn Up Agreement.

Pursuant to the JEDI Purchase Agreement, the Company and JEDI entered into an Earn Up Agreement (the "JEDI Earn Up Agreement"). On or prior to October 15, 1998, subject to the limitations in the JEDI Earn Up Agreement and against delivery by Forseti to the Company of the Forseti Warrants and a statutory declaration as to certain matters, JEDI shall pay the Company the Earn Up Amount. The Earn Up Amount cannot exceed the amount defined as the "Earn Up Amount" under the Forseti Earn Up Agreement. Pursuant to the Forseti Purchase Agreement, the Company and Forseti entered the Forseti Earn Up Agreement. Pursuant to the Forseti Earn Up Agreement, on the later of September 30, 1998 or the date that is 14 days after the date that the Company notifies Forseti to request his election (the Election Date), Forseti will elect whether to (i) accept payment of the Earn Up Amount (in which event Forseti may not exercise or transfer the Forseti Warrants that have not been previously exercised or transferred) or (ii) retain the Forseti Warrants that have not been previously exercised or transferred (in which event the Company is not obligated to pay Forseti the Earn Up Amount and the Company's obligations under the Forseti Earn Up Agreement terminate). If Forseti elects to accept payment of the Earn Up Amount, then subject to limitations in the Forseti Earn Up Agreement and against delivery by Forseti of the Forseti Warrants and a statutory declaration as to certain matters, the Company shall pay Forseti the Earn Up Amount on or before the later of October 15, 1998 or the date that is 15 days after the date Forseti makes its election (the Payment Date). The maximum amount payable under the Earn Up Agreement is $9,400,000. The Earn Up Amount is computed using formulas set forth in the Forseti Earn Up Agreement which are based on the price of the Common Stock. The Company is obligated to pay Forseti under the Forseti Earn Up Agreement only to the extent that the Company has received a like amount in cash from JEDI under the JEDI Earn Up Agreement.

The JEDI Purchase Agreement contains certain positive and negative covenants. The Company was in compliance with all of the applicable covenants at June 30, 1997. Pursuant to the JEDI Purchase Agreement, the Company agreed to raise at least $5.4 million in net proceeds from the issuance of Common Stock by December 31, 1997. Through June 30, 1997, the Company has sold 200,000 shares of Common Stock pursuant to Regulation S, at $2.50 per share, raising $549,000 towards this requirement. Subsequent to June 30, 1997, the Company sold an additional 550,000 shares of Common Stock pursuant to Regulation S, resulting in net proceeds of approximately $1,590,750.

QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

5. STOCKHOLDERS' EQUITY (CONTINUED)

Pursuant to the JEDI Purchase Agreement, the Company granted JEDI the right to purchase its proportionate share of capital stock of the Company at the same price and on the same terms as the capital stock to be sold by the Company. From the date of the JEDI Purchase Agreement until December 31, 1998, if JEDI is entitled to exercise its maintenance rights, the Company shall issue to JEDI a warrant for the purchase of the capital stock that JEDI is entitled, but does not elect, to purchase (a Maintenance Warrant). The exercise price of the Maintenance Warrant will be the value of the capital stock as of the date of the issuance of the Maintenance Warrant, and any Maintenance Warrant will be exercisable for a period of one year. JEDI will not have maintenance rights with respect to capital stock issued by the Company (i) pursuant to certain employee and director stock plans; (ii) in connection with a stock split or dividend on the Common Stock to all holders of Common Stock or (iii) pursuant to an offering pursuant to a registration statement filed with, and declared effective by, the Securities and Exchange Commission (SEC). Subject to certain exceptions, JEDI will not have maintenance rights with respect to the issuance of any rights, warrants or options to purchase shares of the Company's capital stock or other securities convertible into or exercisable or exchangeable for shares of the Company's capital stock but will have maintenance rights if and when capital stock is issued upon the conversion, exercise or exchange of such securities. JEDI's maintenance rights will terminate upon the earlier to occur of: (i) the date on which JEDI and its affiliates beneficially own less than 10 percent of the voting power of the outstanding voting capital stock of the Company; (ii) the date on which the Company completes an underwritten public offering of Common Stock that generates net proceeds to the Company of at least $25,000,000; and (iii) the date on which all shares of Series A Preferred Stock have been converted to Common Stock or otherwise are no longer outstanding.

Pursuant to the JEDI Purchase Agreement, JEDI, EIBOC and certain officers of the Company (Management Stockholders) entered into a Stockholders Agreement whereby JEDI, EIBOC and the Management Stockholders agreed to certain restrictions on the transfer of shares of Common Stock held by EIBOC and the transfer of shares of Common Stock or securities convertible, exercisable or exchangeable for shares of Common Stock held by JEDI. The Stockholders Agreement will terminate on the earlier of (i) the fifth anniversary of the date of the Stockholders Agreement or (ii) the date on which JEDI and its affiliates beneficially own in the aggregate less than 10% of the voting power of the Company's capital stock.

SERIES A PREFERRED STOCK

The holders of shares of Series A Preferred Stock are generally entitled to vote (on an as-converted basis) as a single class with the holders of the Common Stock, together with all other classes and series of stock of the Company that are entitled to vote as a single class with the Common Stock, on all matters coming before the Company's stockholders. In any vote with respect to which the Series A Preferred Stock shall vote with the holders of Common Stock as a single class, each share of Series A Preferred Stock entitles the holder thereof to cast the number of votes equal to the number which could be cast in such vote by a holder of the number of shares of Common Stock into which such shares of Series A Preferred Stock is convertible on the date of such vote.

With respect to any matter for which class voting is required by law or the Company's Certificate of Incorporation, except as otherwise described herein, the holders of the Series A Preferred Stock vote as a class and each holder is entitled to one vote for each share held.

For so long as 960,000 shares of Series A Preferred Stock are outstanding, the following matters require the approval of the holders of shares of Series A Preferred Stock, voting together as a separate class:

QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

5. STOCKHOLDERS' EQUITY (CONTINUED)

(i) the amendment of any provision of the Company's Certificate of Incorporation or the bylaws;

(ii) the creation, authorization or issuance, or the increase in the authorized amount of, any class or series of shares ranking on a parity with or prior to the Series A Preferred Stock either as to dividends or upon liquidation, dissolution or winding up;

(iii) the merger or consolidation of the Company with or into any other corporation or other entity or the sale of all or substantially all of the Company's assets; or

(iv) the reorganization, recapitalization, or restructuring or similar transaction that requires the approval of the stockholders of the Company.

The holders of shares of Series A Preferred Stock have the right, acting separately as a class, to elect a number of members to the Company's Board of Directors. The number shall be a number such that the quotient obtained by dividing such number by the maximum authorized number of directors is as close as possible to being equal to the percentage of the outstanding voting power of the Company entitled to vote generally in the election of directors represented by the outstanding shares of Series A Preferred Stock at the relevant time.

A holder of shares of Series A Preferred Stock has the right, at the holder's option, to convert all or a portion of its shares into shares of Common Stock at any time at an initial rate of one share of Series A Preferred Stock for one share of Common Stock.

The Series A Certificate of Designation provides for customary adjustments to the number of shares issuable upon conversion in the event of certain dividends and distributions to holders of Common Stock, certain reclassifications of the Common Stock, stock splits, and combinations and mergers and similar transactions.

Immediately following such conversion, the rights of the holders of Series A Preferred Stock shall cease and the persons entitled to receive Common Stock upon the conversion of Series A Preferred Stock shall be treated as the owners of such Common Stock. The Company is required to maintain a reserve of authorized but unissued shares of Common Stock to permit the conversion of the Series A Preferred Stock in full.

Concurrently with the transfer of any shares of Series A Preferred Stock to any person (other than a direct or indirect affiliate of JEDI or other entity managed by Enron Corp. or any of its affiliates), the shares of Series A Preferred Stock so transferred will automatically convert into a like number of shares of Series B Preferred Stock.

The holders of the shares of Series A Preferred Stock are entitled to receive dividends, when, and as if declared by the Board of Directors, out of funds legally available therefor, any dividend (other than a dividend or distribution paid in shares of, or warrants, rights or options exercisable for or convertible into or exchangeable for, Common Stock) payable on the Common Stock, as and when paid, in an amount equal to the amount each such holder would have received if such holder's shares of Series A Preferred Stock had been converted into Common Stock immediately prior to the record date, or if there is no record date, the date of payment thereof. The holders of Series A Preferred Stock will also have the right to certain dividends upon and during the continuance of an Event of Default.

QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

5. STOCKHOLDERS' EQUITY (CONTINUED)

Upon the liquidation, dissolution or winding up of the Company, the holders of the shares of Series A Preferred Stock, before any distribution to the holders of Common Stock, are entitled to receive (i) an amount per share equal to the lesser of (A) $1.50 and (B) the sum of (x) $0.521 and (v) the quotient obtained by dividing (1) the aggregate amount of all payments made, as of the date of the liquidation, dissolution or winding up, to the Company by JEDI pursuant to the JEDI Earn Up Agreement by (2) $9,600,000, plus (ii) all accrued and unpaid dividends thereon (Liquidation Preference). The holders of the shares of Series A Preferred Stock will not be entitled to participate further in the distribution of the assets of the Company.

The Series A Certificate of Designation will provide that an Event of Default will be deemed to have occurred if the Company fails to comply with any of its covenants in the JEDI Purchase Agreement; provided, that the Company will have a 30-day cure period with respect to the non-compliance with certain covenants.

Upon the occurrence but only during the continuance of an Event of Default, the holders of Series A Preferred Stock are entitled to receive, in addition to other dividends payable to holders of Series A Preferred Stock, when, as, and if declared by the Board of Directors, out of funds legally available therefor, cumulative preferential cash dividends accruing from the date of the Event of Default in an amount per share per annum equal to 6% of the Liquidation Preference in effect at the time of accrual of such dividends, payable quarterly in arrears on or before the 15th day after the last day of each calendar quarter during which such dividends are payable. Unless full cumulative dividends accrued on shares of Series A Preferred Stock have been or contemporaneously are declared and paid, no dividend may be declared or paid or set aside for payment on the Common Stock or any other junior securities (other than a dividend or distribution paid in shares of, or warrants, rights or options exercisable for or convertible into or exchangeable for, Common Stock or any other junior securities), nor shall any Common Stock nor any other junior securities be redeemed, purchased or otherwise acquired for any consideration nor may any monies be paid to or made available for a sinking fund for the redemption of any shares of any such securities.

Upon the occurrence and during the continuance of an Event of Default resulting from the failure to comply with certain covenants, the holders of shares of Series A Preferred Stock have the right, acting separately as a class, to elect a number of persons to the Board of Directors of the Company, that along with any members of the Board of Directors who are serving at the time of such action, will constitute a majority of the Board of Directors.

Upon the occurrence of an Event of Default resulting from the failure to comply with certain covenants, each holder of shares of Series A Preferred Stock has the right, by written notice to the Company, to require the Company to repurchase, out of funds legally available therefor, such holder's shares of Series A Preferred Stock for an amount in cash equal to the Liquidation Preference in effect at the time of the Event of Default.

SERIES B PREFERRED STOCK

The Series B Certificate of Designation authorizes the issuance of up to 9,600,000 shares of Series B Preferred Stock. The terms of the Series B Preferred Stock are substantially similar to those of the Series A Preferred Stock, except that the holders of Series B Preferred Stock will not (i) have class voting rights except as required under Delaware corporate law, (ii) be entitled to any remedies upon an event of default or (iii) be entitled to elect any directors of the Company, voting separately as a class.

QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

5. STOCKHOLDERS' EQUITY (CONTINUED)

WARRANTS

Pursuant to the JEDI Purchase Agreement, the Company issued the JEDI Warrants for the purchase of Common Stock of the Company. The JEDI Warrants will be exercisable commencing on October 1, 1998 and ending on December 31, 1998. At the time of exercisability, the JEDI Warrants shall be exercisable for the number of shares of Common Stock (or amount of other property) equal to the number of shares of Common Stock (or amount of other property), as adjusted from time to time pursuant to the JEDI Warrants, which would have been received upon the exercise on the Election Date (as defined in the Forseti Earn Up Agreement) of the Forseti Warrants that are deliverable by Forseti to the Company pursuant to the Forseti Earn Up Agreement. The JEDI Warrants may be exercised in full or in part by means of payment of the exercise price (initially $2.50 per share of Common Stock in cash). The JEDI Warrants provide for customary adjustments to the exercise price and number of shares to be issued in the event of certain dividends and distributions to holders of Common Stock, stock splits, combinations and mergers.

Pursuant to the JEDI Purchase Agreement, the Company also issued the Robertson Warrants for the purchase of 409,839 shares of Common Stock. The Robertson Warrants are exercisable for a period of one year, commencing on the date of issuance. The Robertson Warrants may be exercised in full or in part by means of payment of the exercise price (initially $1.85 per share of Common Stock in cash). The Robertson Warrants provide for customary adjustments to the exercise price and number of shares to be issued in the event of certain dividends and distributions to holders of Common Stock, stock splits, combinations and mergers.

Pursuant to the Forseti Purchase Agreement, the Company issued the Forseti Warrants to Forseti, consisting of the Class A Warrants (exercisable for an aggregate of 1,000,000 shares of Common Stock) and the Class B Warrants (exercisable for 2,200,000 shares of Common Stock). The Forseti Warrants are exercisable from their date of issuance and expire December 31, 1998; provided, that any of the Forseti Warrants held by Forseti on the Election Date will expire on the Election Date (as defined in the Forseti Earn Up Agreement) unless Forseti elects to retain the Forseti Warrants under the Forseti Earn Up Agreement. The Forseti Warrants may be exercised in full or in part by means of payment of the exercise price (initially $2.50 per share of Common Stock) in cash. If the Forseti Warrants are exercised only in part, they must be exercised for the purchase of at least 100,000 shares of Common Stock. The Forseti Warrants provide for customary adjustments to the exercise price and/or number of shares to be issued in the event of certain dividends and distributions to holders of Common Stock, stock splits or combinations and reclassifications. The Forseti Warrants also make provision for warrant holders to receive certain items in exchange for the Class A Warrants in the event of certain combinations, mergers, consolidations, substantial asset sales and similar transactions.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company's long-term obligations is estimated based on the current rates offered to the Company for similar maturities. At June 30, 1997 and 1996, the carrying value of long-term obligations approximates their fair values.

QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

7. RELATED PARTY TRANSACTIONS

The Company is charged a monthly fee by Capital House A Finance and Investment Corporation (Capital House) (owned by certain officers of the Company) for general and administrative costs. Such fee covers the services provided to the Company by certain employees of Capital House and amounted to $440,000 and $480,000 for the years ended June 30, 1997 and 1996, respectively. The Company also reimburses Capital House for certain direct general and administrative costs incurred by Capital House on behalf of the Company. The Company reimbursed Capital House $128,880 and $163,772 for such costs for the years ended June 30, 1997 and 1996, respectively. The Company capitalized $120,000 and $128,717 of the management fees and general and administrative costs paid to Capital House which were directly associated with oil and gas property acquisitions, exploration, and development for the years ended June 30, 1997 and 1996, respectively. The agreement with Capital House was terminated effective May 31, 1997.

8. INCOME TAXES

The Company's effective tax rate differs from the U.S. statutory rate due to losses without tax benefit. The tax effects of the primary temporary differences giving rise to the deferred federal income tax assets and liabilities as determined under Statement of Accounting Standards No. 109, "Accounting for Income Taxes," at June 30, 1997 and 1996, follow:

                                                                                              1997         1996
                                                                                         -----------     ---------

Deferred income tax assets (liabilities):
   Reverse acquisition costs                                                             $    87,967     $ 127,343
   Net operating loss carryforwards                                                        1,160,646       457,985
   Statutory depletion carryforward                                                          125,983        11,412
   Oil and gas properties, principally due to differences in depreciation, depletion,
      and amortization                                                                      (273,789)       40,499
   Other                                                                                     (20,774)           --
                                                                                         -----------     ---------
                                                                                           1,080,033       637,239
Less valuation allowance                                                                  (1,080,033)     (637,239)
                                                                                         -----------     ---------
Net deferred income tax asset                                                            $        --     $      --
                                                                                         ===========     =========


The net changes in the total valuation allowance for the years ended June 30, 1997 and 1996, were increases of $442,794 and $402,233, respectively. The Company's net operating loss carryforwards begin expiring in 2010.

9. SUPPLEMENTARY OIL AND GAS DATA (UNAUDITED)

The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with Statement of Financial Accounting Standards No. 69.

QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

9. SUPPLEMENTARY OIL AND GAS DATA (UNAUDITED) (CONTINUED)

RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

The following sets forth certain information with respect to results of operations from oil and gas producing activities for the years ended June 30, 1997 and 1996:

                                                              1997            1996
                                                          -----------     -----------

Oil and gas sales                                         $ 4,381,035     $ 2,079,413
Production expenses                                        (2,506,759)     (1,175,639)
Depreciation, depletion, and amortization                    (915,000)       (590,000)
                                                          -----------     -----------
Results of operations (excludes corporate overhead and
   interest expense)                                      $   959,276     $   313,774
                                                          ===========     ===========


CAPITALIZED COSTS

The following table summarizes capitalized costs relating to oil and gas producing activities and related amounts of accumulated depreciation, depletion, and amortization at June 30, 1997 and 1996:

                                                             1997             1996
                                                         ------------     ------------

Oil and gas properties - proved                          $ 17,540,805     $ 10,158,954
Accumulated depreciation, depletion, and amortization
                                                           (1,627,000)        (712,000)
                                                         ------------     ------------
Net capitalized costs                                    $ 15,913,805     $  9,446,954
                                                         ============     ============

COSTS INCURRED

The following sets forth certain information with respect to costs incurred, whether expensed or capitalized, in oil and gas activities for the years ended June 30, 1997 and 1996:

                                 1997          1996
                              ----------    ----------

Property acquisition costs    $7,381,851    $5,057,292
                              ==========    ==========

Development costs             $1,237,832    $1,177,807
                              ==========    ==========


RESERVE QUANTITY INFORMATION

The following table presents the Company's estimate of its proved oil and gas reserves, all of which are located in the United States. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. The estimates have been prepared by independent petroleum reservoir engineers.

QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

9. SUPPLEMENTARY OIL AND GAS DATA (UNAUDITED) (CONTINUED)

                                                OIL (BBLS)      GAS (MCF)
                                                ----------     -----------
   Proved reserves:
   Balance at June 30, 1995                      6,189,896         419,855
   Purchase of reserves in place                   787,531      12,781,385
   Revisions in previous estimates and other        56,909         (63,741)
   Production                                     (102,536)       (153,833)
                                                ----------     -----------
   Balance at June 30, l996                      6,931,800      12,983,666
   Purchases of reserves in place                  916,000       7,730,000
   Revisions of previous estimates and other      (988,683)        805,156
   Production                                     (150,546)       (546,282)
                                                ----------     -----------
   Balance at June 30, 1997                      6,708,571      20,972,540
                                                ==========     ===========

Proved developed reserves:
   Balance at June 30, 1996                      2,264,962       9,373,888
                                                ==========     ===========
   Balance at June 30, 1997                      2,187,576      12,412,008
                                                ==========     ===========


STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES (UNAUDITED)

The Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Standardized Measure) is a disclosure requirement under Statement of Financial Accounting Standards No. 69.

The Standardized Measure of discounted future net cash flows does not purport to be, nor should it be interpreted to present, the fair value of the Company's oil and gas reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, the value of unproved properties, and consideration of expected future economic and operating conditions.

Under the Standardized Measure, future cash flows are estimated by applying year-end prices, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows are reduced by estimated future production and development costs based on period-end costs to determine pretax cash inflows. Future income taxes are computed by applying the statutory tax rate to the excess of pretax cash inflows over the Company's tax basis in the associated properties. Tax credits, net operating loss carryforwards, and permanent differences are also considered in the future tax calculation. Future net cash inflows after income taxes are discounted using a 10% annual discount rate to arrive at the Standardized Measure.

The Standardized Measure of discounted future net cash flows relating to proved oil and gas reserves as of June 30, 1997 and 1996, are as follows:

QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

9. SUPPLEMENTARY OIL AND GAS DATA (UNAUDITED) (CONTINUED)

                                                                1997               1996
                                                            -------------     -------------

Future cash inflows                                         $ 164,119,700     $ 167,229,130
Future costs and expenses:
   Production expenses                                        (59,954,366)      (62,264,762)
   Development costs                                          (23,569,020)      (32,208,222)
Future income taxes                                           (21,649,362)      (21,525,125)
                                                            -------------     -------------
Future net cash flows                                          58,946,952        51,231,021
10% annual discount for estimated timing of cash flows
                                                              (28,800,643)      (27,260,416)
                                                            -------------     -------------
Standardized measure of discounted future net cash flows
                                                            $  30,146,309     $  23,970,605
                                                            =============     =============


The weighted average price of oil and gas at June 30, 1997 were $17.43 per barrel and $2.25 per MCF, respectively.

Changes in the Standardized Measure of discounted future net cash flows relating to proved oil and gas reserves for the years ended June 30, 1997 and 1996, are as follows:

                                                                 1997             1996
                                                             ------------     ------------

Beginning balance                                            $ 23,970,605     $ 10,875,671
Purchases of minerals in place                                 14,530,677       12,247,552
Developed during the period                                     1,237,832          232,685
Net change in prices and costs                                  5,055,460        9,356,834
Revisions of previous estimates                               (13,404,571)      (5,369,349)
Accretion of discount                                           2,397,061        1,444,413
Net change in income taxes                                     (1,766,479)      (3,913,427)
Sales of oil and gas produced, net of production expenses
                                                               (1,874,276)        (903,774)
                                                             ------------     ------------
Balance at June 30, 1997 and 1996                            $ 30,146,309     $ 23,970,605
                                                             ============     ============


The future cash flows shown above include amounts attributable to proved undeveloped reserves requiring approximately $21,300,000 of future development costs. If these reserves are not developed, the standardized measure of discounted future net cash flows as of June 30, 1997, shown above would be reduced by approximately $7,243,000.

Estimates of economically recoverable gas and oil reserves and of future net revenues are based upon a number of variable factors and assumptions, all of which are to some degree speculative and may vary considerably from actual results. Therefore, actual production, revenues, taxes, development, and operating expenditures may not occur as estimated. The reserve data are estimates only, are subject to many uncertainties, and are based on data gained from production histories and on assumptions as to geologic formations and other matters. Actual quantities of gas and oil may differ materially from the amounts estimated.

QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

10. HEDGING ACTIVITIES

Subsequent to June 30, 1997, the Company entered into agreements with an affiliate of JEDI to hedge 50,000 MMBtu of natural gas production and 10,000 barrels of oil production monthly. The agreements, which are effective September 1, 1997, and terminate August 31, 1998, call for a gas and oil ceiling and floor price of $2.66 and $1.90 per MMBtu and $20.40 and $18.00 per barrel, respectively. If the average market price of oil and gas per month, as defined in the agreements, exceeds the ceiling price, the Company must pay the counterparty an amount equal to one-half of the amount of the hedged quantities multiplied by the difference between the ceiling price and the market price. If the average market price, as defined, falls below the floor price, the counterparty will pay the Company an amount equal to the amount of the hedged quantities multiplied by the difference in the floor price and the market price.

                   Queen Sand Resources, Inc. And Subsidiaries

                Pro Forma Combined Condensed Financial Statements
                                   (Unaudited)


On August 1, 1997 Queen Sand Resources, Inc. ("the Company") acquired from an unaffiliated entity 77 gross productive wells (12.35 net productive wells) and 8 developmental properties located in New Mexico, Oklahoma, and Texas (the "Collins & Ware Properties"). The adjusted purchase price consisted of cash of approximately $6,000,000 and 1,000,000 shares of restricted common stock of the Company ("Common Stock").

The cash portion of this acquisition was funded through borrowings made under the Company's credit facility with the Bank of Montreal ("the Borrowings").

The accompanying pro forma combined condensed financial statements are based on the historical financial statements of the Company dated June 30, 1997 included elsewhere herein. The pro forma combined condensed financial statements are also based, in part, on the historical statements of operating revenues and direct operating expenses of the Collins and Ware Properties. Such statements of operating revenues and direct operating expenses are included elsewhere herein.

The Pro Forma Combined Condensed Balance Sheet as of June 30, 1997 assumes the acquisition of the Collins & Ware Properties and the Borrowings had been consummated on that date. The Pro Forma Combined Condensed Statement of Operations for the year ended June 30, 1997 has been prepared assuming the acquisition of the Collins and Ware Properties and the Borrowings had been consummated on July 1, 1996.

The pro forma adjustments are based upon available information and assumptions that management of the Company believes are reasonable. The pro forma combined condensed financial statements do not purport to represent the financial position or results of operations of the Company which would have occurred had such transactions been consummated on the dates indicated or the Company's financial position or results of operations for any future date or period. These pro forma combined condensed financial statements and notes thereto should be read in conjunction with the historical financial statements and notes thereto described above.

                   Queen Sand Resources, Inc. And Subsidiaries

                   Pro Forma Combined Condensed Balance Sheet

                                  June 30, 1997
                                   (Unaudited)


                                                         COMPANY         PRO FORMA         PRO FORMA
                                                        HISTORICAL      ADJUSTMENTS        COMBINED
                                                       ------------     -----------       ------------
                           ASSETS

Current assets:
      Cash                                             $    309,695     $ 6,000,000(1)    $    309,695
                                                                        (6,000,000)(2)
      Accounts receivable and other assets                  756,092              --            756,092
                                                       ------------     -----------       ------------
           Total current assets                           1,065,787              --          1,065,787

Net property and equipment                               16,187,209       9,125,000(2)      25,312,209
                                                       ------------     -----------       ------------
                                                       $ 17,252,996     $ 9,125,000       $ 26,377,996
                                                       ============     ===========       ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued liabilities         $  1,588,668     $        --       $  1,588,668
      Current portion of debt and capitalized lease
         obligation                                         183,784              --            183,784
                                                       ------------     -----------       ------------
           Total current liabilities                      1,772,452              --          1,772,452

Long-term obligations, net of current portion             9,048,994       6,000,000(1)      15,048,994
                                                       ------------     -----------       ------------
           Total liabilities                             10,821,446       6,000,000         16,821,446
                                                       ------------     -----------       ------------

Stockholders' equity:
      Preferred Stock, $.01 par value                        96,000              --             96,000
      Common Stock, $.0015 par value                         45,635           1,500(2)          47,135
      Additional paid-in capital                         14,474,844       3,123,500(2)      17,598,344
      Accumulated deficit                                (3,184,929)             --         (3,184,929)
      Treasury Stock                                     (5,000,000)             --         (5,000,000)
                                                       ------------     -----------       ------------
           Total stockholders' equity                     6,431,550       3,125,000          9,556,550
                                                       ------------     -----------       ------------

                                                       $ 17,252,996     $ 9,125,000       $ 26,377,996
                                                       ============     ===========       ============

Shares of Common Stock outstanding                       20,825,552       1,000,000(2)      21,825,552
                                                       ============     ===========       ============






See accompanying notes to unaudited pro forma combined condensed financial statements.

                   Queen Sand Resources, Inc. And Subsidiaries

              Pro Forma Combined Condensed Statement Of Operations

                            Year Ended June 30, 1997
                                   (Unaudited)


                                                                      COLLINS AND
                                                                         WARE
                                                     COMPANY           PROPERTIES       PRO FORMA          PRO FORMA
                                                   HISTORICAL          HISTORICAL      ADJUSTMENTS          COMBINED
                                                 ---------------    ---------------    ------------       -------------
Revenues:
      Oil and gas sales                          $     4,381,035    $     2,635,277    $                  $   7,016,312
                                                                                                  -
      Interest and other                                 300,271                  -               -             300,271
                                                 ---------------    ---------------    ------------       -------------
                                                       4,681,306          2,635,277               -           7,316,583

Expenses:
      Oil and gas production expenses                  2,506,759            686,164               -           3,192,923
      Depreciation, depletion and amortization           982,000                  -       1,169,000 (3)       2,151,000
      General and administrative                       1,452,402                  -               -           1,452,402
      Interest and financing expense                     877,967                  -         495,000 (4)       1,372,967
                                                 ---------------    ---------------    ------------       -------------

Income (loss) before extraordinary item          $    (1,137,822)   $     1,949,113    $ (1,664,000)      $    (852,709)
                                                 ===============    ===============    ============       =============

Loss before extraordinary item per common                                                                               (5)
      share                                      $         (0.05)                                         $       (0.03)
                                                 ===============                                          =============
Weighted average number of common and shares
      outstanding                                     26,964,334                          1,000,000 (5)      27,964,334
                                                 ===============                       ============       =============




See accompanying notes to unaudited pro forma combined condensed financial statements.

                   Queen Sand Resources, Inc. And Subsidiaries

                 Notes to Unaudited Pro Forma Combined Condensed
                              Financial Statements


A.  PRO FORMA ADJUSTMENTS FOR THE ACQUISITION OF THE COLLINS AND WARE PROPERTIES

The accompanying Pro Forma Combined Condensed Balance Sheet has been prepared as if the acquisition of the Collins & Ware Properties and the Borrowings had been consummated on June 30, 1997 and reflects the following adjustments:

(1) To record the Company's borrowing of $6,000,000 under the Bank of Montreal credit facility.

(2) To record the acquisition of the Collins and Ware Properties in exchange for aggregate consideration of approximately $6,000,000 in cash and 1,000,000 shares of Common Stock.

The accompanying Pro Forma Combined Condensed Statement of Operations has been prepared as if the acquisition of the Collins and Ware Properties and the Borrowings had been consummated on July 1, 1996 and reflects the following adjustments:

(3) To record incremental depletion expense as a result of the acquisition of the Collins and Ware Properties.

(4) To record interest expense on the Borrowings, based on a 8.25% interest rate. An increase of 1/8 of 1% in the interest rate would increase annual interest expense on the borrowings by $7,500.

(5) To adjust the weighted average number of common shares outstanding as a result of the issuance of 1,000,000 shares of Common Stock in the acquisition of the Collins and Ware Properties. The pro forma income per common share data is computed by dividing the pro forma net income by the pro forma weighted average number of common shares outstanding.

                   Queen Sand Resources, Inc. And Subsidiaries

                 Notes to Unaudited Pro Forma Combined Condensed
                        Financial Statements (continued)


                   Queen Sand Resources, Inc. And Subsidiaries

                 Notes to Unaudited Pro Forma Combined Condensed
                        Financial Statements (continued)


B. PRO FORMA COMBINED SUPPLEMENTAL OIL AND GAS RESERVE AND STANDARDIZED MEASURE INFORMATION

RESERVE QUANTITY INFORMATION

The following table presents the Company's estimate of the pro forma combined proved oil and gas reserves of the Company after giving effect to the acquisition of the Collins and Ware Properties, as of June 30, 1997. All reserves are located in the United States. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. The estimates have been prepared by independent petroleum engineers and by the Company's in-house petroleum reservoir engineers based on reports prepared by independent petroleum reservoir engineers.

                                                                                 Oil                    Gas
                                                                                (Bbls)                 (Mcf)
                                                                           --------------         ----------------
                 Proved reserves                                                7,559,376               22,448,679
                                                                           ==============         ================
                 Proved developed reserves                                      2,820,401               13,640,491
                                                                           ==============         ================



STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

The Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves ("Standardized Measure") is a disclosure requirement under Statement of Financial Accounting Standards No. 69.

The Standardized Measure does not purport to be, nor should it be interpreted to present, the fair value of the Company's oil and gas reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, the value of unproved properties, and consideration of expected future economic and operating conditions.

Under the Standardized Measure, future cash flows are estimated by applying year-end prices, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows are reduced by estimated future production costs, based on period-end costs, and projected future development costs to determine pre-tax cash inflows. Future income taxes are computed by applying the statutory rate (based on the current tax law adjusted for permanent differences and tax credits) to the excess of pre-tax net cash flows over the Company's income tax basis of its oil and gas properties. Future net cash flows are discounted using a 10% annual discount rate to arrive at the Standardized Measure.

                   Queen Sand Resources, Inc. And Subsidiaries

                 Notes to Unaudited Pro Forma Combined Condensed
                        Financial Statements (continued)



B. PRO FORMA COMBINED SUPPLEMENTAL OIL AND GAS RESERVE AND STANDARDIZED MEASURE INFORMATION (CONTINUED)

The pro forma Standardized Measure of discounted future net cash flows relating to the Company's proved oil and gas reserves at June 30, 1997 follows:

          Future cash inflows                                                     $  183,048,790
          Future production and development costs                                    (89,554,441)
          Future income taxes                                                        (22,932,194)
                                                                                  --------------
          Future net cash flows                                                       70,562,155
          10% annual discount for estimated timing of cash flows                     (34,223,182)
                                                                                  --------------
          Pro forma Standardized Measure                                          $   36,338,973
                                                                                  ==============


The future cash flows shown above include amounts attributable to proved undeveloped reserves requiring approximately $21,884,000 of future development costs. If these reserves are not developed, the standardized measure of discounted future net cash flows as of June 30, 1997 shown above would be reduced significantly.

Estimates of economically recoverable oil and gas reserves and of future net revenues are based upon a number of variable factors and assumptions, all of which are to some degree speculative and may vary considerably from actual results. Therefore, actual production, revenues, taxes, development and operating expenditures may not occur as estimated. The reserve data are estimates only, are subject to many uncertainties and are based on data gained from production histories and on assumptions as to geologic formations and other matters. Actual quantities of oil and gas may differ materially from the amounts estimated.

The weighted average prices of oil and gas at June 30, 1997 used in the calculation of the pro forma Standardized Measure were $17.63 per barrel and $2.22 per Mcf, respectively.

                Report of Ernst & Young LLP, Independent Auditors


The Board of Directors
Queen Sand Resources, Inc.


We have audited the accompanying statements of operating revenues and direct operating expenses of the Collins and Ware Properties (as defined in Note 1 to the accompanying statements) for the years ended June 30, 1997 and 1996. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the statements of operating revenues and direct operating expenses are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operating revenues and direct operating expenses. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying statements of operating revenues and direct operating expenses were prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission and are not intended to be a complete presentation of revenues and expenses of the Collins and Ware Properties.

In our opinion, the statements of operating revenues and direct operating expenses referred to above present fairly, in all material respects, the operating revenues and direct operating expenses of the Collins and Ware Properties for the years ended June 30, 1997 and 1996 in conformity with generally accepted accounting principles.


                                                               Ernst & Young LLP

Dallas, Texas
September 16, 1997

                           Collins and Ware Properties


         Statements of Operating Revenues and Direct Operating Expenses



                                                        YEAR ENDED JUNE 30,
                                                     ------------------------
                                                         1997        1996
                                                     ----------    ----------

Oil and gas sales                                    $2,635,277    $2,740,442

Direct operating expenses                               686,164       732,883
                                                     ----------    ----------

Excess of revenues over direct operating expenses    $1,949,113    $2,007,559
                                                     ==========    ==========


See accompanying notes to statements of operating revenues and direct operating expenses.

                           Collins and Ware Properties

                    Notes to Statements of Operating Revenues and Direct Operating Expenses (continued)


1. BASIS OF PRESENTATION

On August 1, 1997 Queen Sand Resources, Inc. ("the Company") acquired from an unaffiliated entity 77 gross productive wells (12.35 net productive wells) and 8 developmental properties located in New Mexico, Oklahoma, and Texas (the "Collins and Ware Properties"). The purchase price consisted of cash of approximately $6,000,000 and 1,000,000 shares of restricted common stock of the Company, valued at $3.125 per share.

The cash portion of this acquisition was funded through borrowings made under the Company's credit facility with the Bank of Montreal.

The accompanying financial statements present the operating revenues and direct operating expenses of the Collins and Ware Properties. The operating revenues and direct operating expenses presented herein relate only to the interests in the producing oil and gas properties acquired and do not represent all of the oil and gas operations of the sellers. Direct operating expenses include the actual costs of maintaining the producing properties and their production, but do not include charges for depletion, depreciation, and amortization; federal and state income taxes; interest; or general and administrative expenses. Presentation of complete historical financial statements for the years ended June 30, 1997 and 1996 is not practicable because the Collins and Ware Properties were not accounted for as a separate entity; and therefore, such statements are not available. The operating revenues and direct operating expenses for the periods presented may not be representative of future operations.

Revenues in the accompanying statements of operating revenues and direct operating expenses are recognized on the sales method. Direct operating expenses are recognized on an accrual basis.

2. SUPPLEMENTAL OIL AND GAS RESERVE AND STANDARDIZED MEASURE INFORMATION (UNAUDITED)

RESERVE QUANTITY INFORMATION

The following table presents the Company's estimate of the proved oil and gas reserves of the Collins and Ware Properties, all of which are located in the United States, as of June 30, 1997. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. The estimates have been prepared by independent petroleum reservoir engineers.

                               Oil         Gas
                              (Bbls)      (Mcf)
                             -------    ---------

Proved reserves              850,805    1,476,139
                             =======    =========

Proved developed reserves    632,825    1,228,483
                             =======    =========

                           Collins and Ware Properties

                    Notes to Statements of Operating Revenues and Direct Operating Expenses (continued)



2. SUPPLEMENTAL OIL AND GAS RESERVE AND STANDARDIZED MEASURE INFORMATION (UNAUDITED) (CONTINUED)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

The Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves ("Standardized Measure") is a disclosure requirement under Statement of Financial Accounting Standards No. 69.

The Standardized Measure does not purport to be, nor should it be interpreted to present, the fair value of the oil and gas reserves of the Collins and Ware Properties. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, the value of unproved properties, and consideration of expected future economic and operating conditions.

Under the Standardized Measure, future cash flows are estimated by applying year-end prices, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash flows are reduced by estimated future production costs, based on period-end costs, and projected future development costs to determine net cash inflows. The Collins and Ware Properties are not a separate tax paying entity. Accordingly, the Standardized Measure for the Collins and Ware Properties is presented before deduction of income taxes. Future net cash flows are discounted using a 10% annual discount rate to arrive at the Standardized Measure.

The Standardized Measure of discounted future net cash flows relating to proved oil and gas reserves of the Collins and Ware Properties at June 30, 1997 follows:

        Future cash inflows                                                     $    18,929,090
        Future production and development                                             6,031,055
                                                                                ---------------
        Future net cash flows                                                        12,898,035
        10% annual discount for estimated timing of cash flows
                                                                                      4,932,053
                                                                                ---------------
        Standardized Measure                                                    $     7,965,982
                                                                                ===============


Estimates of economically recoverable oil and gas reserves and of future net revenues are based upon a number of variable factors and assumptions, all of which are to some degree speculative and may vary considerably from actual results. Therefore, actual production, revenues, taxes, development and operating expenditures may not occur as estimated. The reserve data are estimates only, are subject to many uncertainties and are based on data gained from production histories and on assumptions as to geologic formations and other matters. Actual quantities of gas and oil may differ materially from the amounts estimated.

The weighted average prices of oil and gas at June 30, 1997 used in the calculation of the Standardized Measure were $19.24 per barrel and $1.74 per Mcf, respectively.

                                EXHIBIT INDEX


        ---------
        3.1 Certificate of Incorporation of Queen Sand Resources, Inc., a Delaware corporation.(1)

        3.2 Certificate of Amendment of Certificate of Incorporation of Queen Sand Resources, Inc., a Delaware corporation.(2)

        3.3 Certificate of Designation of Series A Participating Convertible Preferred Stock of Queen Sand Resources, Inc., a Delaware corporation.(2)

        3.4 Certificate of Designation of Series B Participating Convertible Preferred Stock of Queen Sand Resources, Inc., a Delaware corporation.(2)

        3.5 Amended and Restated Bylaws of Queen Sand Resources, Inc., a Delaware corporation.(2)

        4.1     Form of 12% Notes due July 15, 2001.(1)

        10.1 Purchase and Sale Agreement between Eli Rebich and Southern Exploration Company, a Texas corporation, and Queen Sand Resources, Inc., a Nevada corporation, dated April 10, 1996.(1)

        10.2 Incentive Stock Option Plan (Incentive and Non-Qualified) of Queen Sand Resources, Inc., a Delaware corporation.(1)

        10.3 Equipment Rental and Lease Agreement between Circle Ridge Equipment Company, Inc., a Texas corporation, and Queen Sand Resources, Inc., a Nevada corporation, dated March 30, 1995.(1)

        10.4 Purchase and Sale Agreement between Enexco, Inc., a Texas corporation, N&R Resources, Inc., C. Noell Rather, Ralph E. Rather, Michael Rather, Jane E. Rather, and C. David Rather (collectively, the "Sellers" and Queen Sand Resources, Inc., a Nevada corporation, dated November 6, 1996.(3)

        10.5 Purchase and Sale Agreement between Maljamar No. 1 Joint Venture, a Georgia joint venture, and Queen Sand Resources, Inc., a Nevada corporation, dated November 29, 1996.(3)

        10.6 Agreement regarding Termination of Employment among Mitch C. Green, Queen Sand Resources, Inc., a Nevada corporation, Northland Operating Co., a Nevada corporation, and Queen Sand Resources, Inc., a Delaware corporation, dated July 10, 1997.(7)

        10.7 Purchase and Sale Agreement between D&R Petroleum, Inc., a Louisiana corporation, Black Gold Production Services, Inc., a Louisiana corporation, and David Robertson and Corrida Resources, Inc., a Nevada corporation, dated February 5, 1997.(4)

        10.8 Purchase and Sale Agreement between Robertson's Oil & Gas, Inc., a Louisiana corporation, Pelican Oil Field Services, Inc., a Louisiana corporation, and Allen K. Robertson and Corrida Resources, Inc., a Nevada corporation, dated February 5, 1997.(4)

        10.9 Purchase and Sale Agreement between D&R Petroleum, Inc., a Louisiana corporation, and Queen Sand Resources, Inc., a Nevada corporation, dated March 13, 1997.(5)

        10.10 Purchase and Sale Agreement between James P. Robertson and wife, Francis Leonard Robertson and Queen Sand Resources, Inc., a Nevada corporation, dated March 13, 1997.(5)

        10.11 Securities Purchase Agreement, dated as of March 27, 1997, between Joint Energy Development Investments Limited Partnership, a Delaware limited partnership, and Queen Sand Resources, Inc., a Delaware corporation.(6)

        10.12 Securities Purchase Agreement, dated as of March 27, 1997, between Forseti Investments Ltd., a Barbados corporation, and Queen Sand Resources, Inc., a Delaware corporation.(6)

        10.13 Earn Up Agreement by and between Joint Energy Development Investments Limited Partnership, a Delaware limited partnership, and Queen Sand Resources, Inc., a Delaware corporation, dated May 6, 1997.(2)

        10.14 Common Stock Purchase Warrant Representing Right to Purchase Shares of Common Stock of Queen Sand Resources, Inc., a Delaware corporation, issued to Joint Energy Development Investments Limited Partnership, a Delaware limited partnership, on May 6, 1997.(2)

        10.15 Common Stock Purchase Warrant Representing Right To Purchase 409,839 Shares of Common Stock of Queen Sand Resources, Inc., a Delaware corporation, issued to Joint Energy Development Investments Limited Partnership, a Delaware limited partnership, on May 6, 1997.(2)

        10.16 Registration Rights Agreement by and between Queen Sand Resources, Inc., a Delaware corporation, and Joint Energy Development Investments Limited Partnership, a Delaware limited partnership, dated May 6, 1997.(2)

        10.17 Letter Agreement by and between Queen Sand Resources, Inc., a Delaware corporation, and ECT Securities Corp., a Delaware corporation, dated May 6, 1997.(2)

        10.18 Earn Up Agreement between Queen Sand Resources, Inc., a Delaware corporation, and Forseti Investments Ltd., a Barbados corporation, dated May 6, 1997.(2)

        10.19 Class A Common Stock Purchase Warrant Representing Right To Purchase Shares of Common Stock of Queen Sand Resources, Inc., a Delaware corporation, issued to Forseti Investments Ltd., a Barbados corporation, on May 6, 1997.(2)

        10.20 Class B Common Stock Purchase Warrant Representing Right To Purchase Shares of Common Stock of Queen Sand Resources, Inc., a Delaware corporation, issued to Forseti Investments Ltd., a Barbados corporation, on May 6, 1997.(2)

        10.21 Stockholders Agreement by and among Edward J. Munden, Ronald I. Benn, Bruce I. Benn, Robert P. Lindsay, EIBOC Investments Ltd., a Barbados corporation, Queen Sand Resources, Inc., a Delaware corporation, and Joint Energy Development Investments Limited Partnership, a Delaware limited partnership, dated May 6, 1997.(2)

        10.22 Executive Employment Agreement between Queen Sand Resources, Inc., a Delaware corporation, and Ronald I. Benn, dated May 6, 1997.(2)*

        10.23 Executive Employment Agreement between Queen Sand Resources, Inc., a Delaware corporation, and Bruce I. Benn, dated May 6, 1997.(2)*

        10.24 Executive Employment Agreement between Queen Sand Resources, Inc., a Delaware corporation, and Edward J. Munden, dated May 6, 1997.(2)*

        10.25 Executive Employment Agreement between Queen Sand Resources, Inc., a Delaware corporation, and Robert P. Lindsay, dated July 1, 1997.(7)*

        10.26 Executive Employment Agreement between Queen Sand Resources, Inc., a Delaware corporation, and V. Ed Butler, dated June 1, 1997.(7)*

        10.27 Credit Agreement, dated as of August 1, 1997, among Queen Sand Resources, Inc., a Nevada corporation, Bank of Montreal and the Lenders signatory thereto.(8)

        10.28 Guaranty Agreement executed by Queen Sand Resources, Inc., a Delaware corporation, in favor of Bank of Montreal, as agent, dated as of August 1, 1997.(7)

        10.29 Guaranty Agreement executed by Northland Operating Co. in favor of the Bank of Montreal, as agent, dated as of August 1, 1997.(7)

        10.30 Promissory Note in the original principal amount of $75,000,000 dated as of August 1, 1997 payable to the Bank of Montreal, as agent.(8)

        10.31 Guaranty Agreement dated as of August 1, 1997 executed by Corrida Resources, Inc., a Nevada corporation, in favor of Bank of Montreal, as agent.(7)

        10.32 Security Agreement dated as of August 1, 1997 executed by Queen Sand Resources, Inc., a Nevada corporation, in favor of the Bank of Montreal, as agent.(7)

        10.33 Mortgage, Deed of Trust, Assignment of Production, Security Agreement, Fixture Filing and Financing Statement dated as of August 1, 1997 executed by Queen Sand Resources, Inc., a Nevada corporation.(7)

        10.34 Mortgage, Deed of Trust, Assignment of Production, Security Agreement, Fixture Filing and Financing Statement dated as of August 1, 1997 executed by Corrida Resources, Inc., a Nevada corporation.(7)

        10.35 Purchase and Sale Agreement among Queen Sand Resources, Inc., a Delaware corporation, Queen Sand Resources, Inc., a Nevada corporation, and Collins & Ware, Inc. dated June 20, 1997.(8)

        16.1    Letter Regarding Change in Certifying Accountant.(9)

        21.1    List of Subsidiaries.(7)

*       Management contract.

/1 Incorporated by reference from the Company's Registration Statement on Form 10-SB, filed with the Securities and Exhibits Commission on August 12, 1996.

/2 Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 6, 1997.

/3 Incorporated by reference to the Registration Statement on Form 10-SB (Amendment No. 1), filed with the Securities and Exchange Commission on January 23, 1997.

/4 Incorporated by reference to the Current Report on Form 8-K,, filed with the Securities and Exchange Commission on February 20, 1997.

/5 Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 1997.

/6 Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 1997.

/7      Filed herewith.

/8 Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 1997.

/9 Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 19, 1997.