Form 10QSB
period 1997-09-30
QUEEN SAND RESOURCES INC
filed 1997-11-14
CIK 943548

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

YES [X]  No [ ]

23,375,552 shares of the registrant's Common Stock were outstanding as of November 11, 1997.

Transitional  Small Business Disclosure Format: Yes [ ]  NO [ X ]

                         PART I - FINANCIAL INFORMATION

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

                 Unaudited Consolidated Condensed Balance Sheets


                                                                  September 30       June 30
                                                                      1997             1997
                                                                  ------------     ------------
                          Assets
Current assets:
    Cash                                                          $    722,514     $    309,695
    Other current assets                                             1,304,120          756,092
                                                                  ------------     ------------
      Total current Assets                                           2,026,634        1,065,787

Net property and equipment                                          25,489,100       16,187,209
                                                                  ------------     ------------
                                                                  $ 27,515,734     $ 17,252,996
                                                                  ============     ============


                 Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and other                                    $  1,212,272     $  1,588,668
    Current portion of long-term debt                                2,113,434        2,080,897
                                                                  ------------     ------------
        Total current liabilities                                    3,325,706        3,669,565

Long-term obligations, net of current portion                       13,837,471        7,151,881
                                                                  ------------     ------------
Total liabilities                                                   17,163,177       10,821,446
                                                                  ------------     ------------

Stockholders' equity:
    Preferred stock, $.01 par value, authorized 50,000,000
      shares:  issued and outstanding 9,600,000 shares                  96,000           96,000
    Common stock, $.0015 par value, authorized 100,000,000
      shares: issued and outstanding 22,375,552 and 20,825,552          47,960           45,635
      shares at September 30 and June 30, 1997, respectively
    Additional paid-in capital                                      19,176,210       14,474,844
    Accumulated deficit                                             (3,967,613)      (3,184,929)
    Treasury stock                                                  (5,000,000)      (5,000,000)
                                                                  ------------     ------------

        Total stockholders' equity                                  10,352,557        6,431,550
                                                                  ------------     ------------

                                                                  $ 27,515,734     $ 17,252,996
                                                                  ============     ============

Commitments

See accompanying notes to unaudited interim period condensed consolidated financial statements.


Pg. 2

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Operations

                                                  Three months ended September 30
                                                       1997            1996
                                                    -----------     -----------
Revenues - oil and gas sales                        $ 1,593,532     $   813,433

Expenses:
   Oil and gas production expenses                    1,104,493         474,154
   Depreciation, depletion and amortization             447,000         212,500
   General and administrative                           523,508         219,750
   Interest and financing expense                       301,215         233,544
                                                    -----------     -----------
                                                      2,376,216       1,139,948
        Net loss                                    $  (782,684)    $  (326,515)
                                                    ===========     ===========
Loss per common share                               $      (.04)    $      (.01)
                                                    ===========     ===========

See accompanying notes to unaudited interim period condensed consolidated financial statements.


Pg. 3

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Cash Flows

                                                          Three months ended September 30
                                                               1997            1996
                                                            -----------     -----------
Cash flows from operating activities:
   Net Loss                                                 ($  782,684)    ($  326,515)
   Depreciation, depletion and amortization                     447,000         212,500
   Issuance of common stock for services rendered                    --          20,880
   Net change in operating assets and liabilities              (948,371)       (222,582)
                                                            -----------     -----------
        Net cash used in operating activities                (1,284,055)       (315,717)
                                                            -----------     -----------

Cash flows used in investing activities - additions to
   Property and equipment                                    (6,623,891)       (296,272)
                                                            -----------     -----------

Cash flows from financing activities:
   Proceeds from long-term obligations                        6,789,121         610,949
   Payments on seller notes                                     (28,868)       (250,000)
   Payments on capital lease obligations                        (18,179)        (14,271)
 Common stock and additional paid-in capital                  1,578,691              --
   Collection on subscriptions receivable                            --         500,000
                                                            -----------     -----------
        Net cash provided by financing activities             8,320,765         846,678
                                                            -----------     -----------

Net increase in cash                                            412,819         234,689
Cash at beginning of period                                     309,695         599,621
                                                            -----------     -----------
Cash at end of period                                       $   722,514     $   834,310
                                                            ===========     ===========

See accompanying notes to unaudited period condensed consolidated financial statements.


Pg. 4

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

       Unaudited Condensed Consolidated Statements of Stockholders' Equity
                  For the three months ended September 30, 1997




                                 PREFERRED STOCK         COMMON STOCK       ADDITIONAL                                     TOTAL
                               -------------------   --------------------    PAID-IN                     ACCUMULATED   STOCKHOLDERS'
                                SHARES     AMOUNT      SHARES     AMOUNT      CAPITAL      TREASURY        DEFICIT         EQUITY
                               ---------   -------   ----------   -------   -----------   -----------    -----------     ----------
Balance at June 30, 1997       9,600,000   $96,000   20,825,552   $45,635   $14,474,844   $(5,000,000)   $(3,184,929)    $6,431,550

Issuance of common stock                                550,000       825     1,589,925                                   1,590,750
  for cash

Issuance of common stock                              1,000,000     1,500     3,111,441                                   3,112,941
  for oil and gas properties


Net loss                                                                                                    (782,684)      (782,684)
                               ---------   -------   ----------   -------   -----------   -----------    -----------     ----------
Balance at September 30, 1997  9,600,000   $96,000   22,375,552   $47,960   $19,176,210   $(5,000,000)   $(3,967,613)   $10,352,557)
                               =========   =======   ==========   =======   ===========   ===========    ===========     ==========


See accompanying notes to unaudited period condensed consolidated financial statements.


Pg. 5

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                               September 30, 1997
                                   (unaudited)


(1)   General

      The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented. The results of operations for the three ended September 30, 1997 are not necessarily indicative of the operating results for the full fiscal year ending June 30, 1998. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended June 30, 1997.

      In June 1997, the FASB issued Statement of Financial Account Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 130 will require additional disclosures in the Company's financial statements, but the Company believes that it will not have any impact on the financial position or results of operations of the Company.

(2)   Common Stock

      Loss per common share is based on the weighted average number of common shares outstanding (21,560,335 for the three months ended September 30, 1997; 27,123,739 for the three months ended September 30, 1996).

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") which is required to be adopted on June 30, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of warrants and the convertible preferred stock, will be excluded. Adoption of SFAS 128 will not impact primary earnings per share for the three months ended September 30, 1997 and 1996 because either no dilutive securities were outstanding or the effect of outstanding warrants and convertible preferred stock was antidilutive. The impact of SFAS 128 on the calculation of fully diluted earnings per share is not expected to be significant.

      During the three months ended September 30, 1997 the Company issued 350,000 and 200,000 restricted shares of common stock pursuant to Regulation S for $1,067,500 and $700,000 ($3.05 per share and $3.50 per share), respectively, less commissions and other costs of $176,750. Additionally, the Company issued 1,000,000 shares of common stock valued at $3,125,000 ($3.125 per share) as partial consideration for the acquisition of oil and natural gas producing properties in New Mexico, Oklahoma and Texas (See Note 3).

(3)   Acquisitions

      On August 1, 1997, the Company acquired from Collins & Ware, Inc. 77 productive wells (12.35 net productive wells) located in various counties in New Mexico, Oklahoma and Texas. In consideration for these properties the Company paid, subject to standard industry adjustments at


Pg. 6
      closing, approximately $6,000,000 in cash and issued 1,000,000 restricted shares of its common stock which it valued, for purposes of this transaction, at $3.125 per share ($3,125,000).



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

All statements in this document concerning the Company other than purely historical information (collectively "Forward-Looking Statements") reflect the current expectation of management and are based on the Company's historical operating trends, estimates of proved reserves and other information currently available to management. These statements assume, among other things, (i) that no significant changes will occur in the operating environment for the Company's oil and gas properties, gas plants and gathering systems, and (ii) that there will be no material acquisitions or divestitures. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for, oil and gas reserves. These risks include, but are not limited to, commodity price risk, environmental risk, drilling risk, reserve, operations, and production risks, regulatory risks and counterparty risk. Many of these risks are described in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 filed with the Securities and Exchange Commission in September 1997. The Company may make material acquisitions or dispositions, enter into new or terminate existing oil and gas sales or hedging contracts, or enter into financing transactions. None of these can be predicted with any certainty and, accordingly, are not taken into consideration in the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements and there is no assurance that the assumptions used are necessarily the most likely.

SELECTED FINANCIAL DATA

The following tables set forth selected financial data for the Company. The financial data was derived from the consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included herein. The consolidated financial statements for the three month periods ended September 30, 1997 and 1996 reflect all adjustments which, in the opinion of the Company, are necessary for a fair presentation of the results of operations and the financial position of the Company. The results of operations for the three months ended September 30, 1997 will not necessarily be indicative of the operating results for the full fiscal year ending June 30, 1998.

                                                Three Months       Three Months
                                                    Ended             Ended
                                                September 30,      September 30,
                                                    1997               1996
                                                 -----------        -----------
OPERATIONS DATA:
Oil and Gas Sales                                $ 1,593,532        $   813,433
Oil & Gas Production Expenses                      1,104,493            474,154
                                                 -----------        -----------
Net Oil and Gas Revenues                             489,039            339,279
Depreciation, Depletion and Amortization             447,000            212,500
General and Administration Expense                   523,508            219,750
Interest and Financing Expense                       302,957            233,544
Interest and other income                             (1,742)                --
                                                 -----------        -----------
Net loss                                            (782,684)          (326,515)
Net loss per common share                              (0.04)             (0.01)


Pg. 7

                                                   Three Months    Three Months
                                                      Ended           Ended
                                                   September 30,   September 30,
                                                       1997            1996
                                                   -------------   -------------
AVERAGE SALES PRICE:
Gas ($/Mcf)                                             2.07            2.30
Oil ($/Bbl)                                            17.96           21.49
BOE ($/BOE)                                            15.74           18.99

PRODUCTION DATA:
Gas (MMcf)                                           244.370          96.282
Oil (Mbbls)                                           60.531          26.797
MBOE                                                 101.259          42.844

AVERAGE COST ($/BOE) DATA:
Production and operating costs                          9.83           11.06
Production and severance taxes                          1.08            1.39
Depreciation, depletion and amortization                4.41            4.96
General and administrative expenses                     5.17            5.13
Interest and financing charges                          2.97            5.45

The following discussion of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included herein.

THE THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

RESULTS OF OPERATIONS

REVENUES: The Company's total revenues rose by $780,000 (96%) to $1,594,000 for the three months ended September 30, 1997, from $813,000 during the comparable period in 1996. This increase is a result of increased production offset by reduced selling prices.

The Company produced 60,531 barrels of crude oil during the three months ended September 30, 1997, an increase of 33,734 barrels (126%) over the 26,797 barrels produced during the comparable period in 1996. This increase was comprised of a decrease of 2,040 (8%) barrels from the properties that the Company owned during both periods and an increase of 35,774 barrels from the properties acquired during the period October 1, 1996 to June 30, 1997. The decrease in production of crude oil from the properties owned during the comparative quarters is primarily a reflection of natural depletion of the crude oil producing reservoirs, offset by the successful drilling of one new well and the effects of the re-development of certain producing and non-producing wells.

The Company produced 244,370 Mcf of natural gas during the three months ended September 30, 1997, an increase of 148,088 Mcf (154%) over the 96,282 Mcf produced during the comparable period in 1996. This increase consists of an increase of 23,850 Mcf from the properties that the Company owned during both periods and an increase of 124,238 Mcf from the properties acquired during the last year. The increase in production from the properties owned during the comparative quarters is a result of the successful drilling of four new wells, the re-development of certain producing and non-producing wells, off-set by the natural depletion of the natural gas producing reservoirs.

On a barrel of oil equivalent ("BOE") basis, production for the three months ended September 30, 1997 was 101,259 BOE, up 58,415 (136%) over the 42,844 BOE produced during the comparable period in 1996.


Pg. 8

The increase in revenues arising from the increased production has been buffered by the industry wide decline in oil and natural gas prices. The average price per barrel of crude oil sold by the Company during the three months ended September 30, 1997 was $17.96, a decrease of $3.53 per barrel (16%) from the $21.49 per barrel during the three months ended September 30, 1996. The average price per Mcf of natural gas sold by the Company was $2.07 during the three months ended September 30, 1997, a decrease of $0.23 per Mcf (10%) from the $2.30 per Mcf during the comparable period in 1996. Crude oil and natural gas prices have increased subsequent to September 30, 1977.

The Company entered into agreements with Enron Capital & Trade Resources Corp. ("Enron"), an affiliate of Joint Energy Developments, Inc. ("JEDI"), the holder of 9.6 million shares of the Company's Preferred Stock, to hedge 50,000 MMBtu of natural gas production and 10,000 barrels of oil production monthly. The agreements, which are effective September 1, 1997, and terminate August 31, 1998, call for a gas and oil ceiling and floor price of $2.66 and $1.90 per MMBtu and $20.40 and $18.00 per barrel, respectively. If the average market price of oil and gas per month, as defined in the agreements, exceeds the ceiling price, the Company must pay Enron an amount equal to one-half of the amount of the hedged quantities multiplied by the difference between the ceiling price and the market price. If the average market price, as defined, falls below the floor price, Enron will pay the Company an amount equal to the amount of the hedged quantities multiplied by the difference in the floor price and the market price. Pursuant to these hedging agreements, the Company paid Enron $14,000 and $22,000 for September and October respectively, as a result of crude oil and natural gas prices exceeding the ceiling prices in the agreements.

 PRODUCTION EXPENSES: The Company's lease operating expenses ("LOE's") rose to $995,000 for the three months ended September 30, 1997, an increase of $581,000 (140%) over the $415,000 incurred during the comparable period in 1996. This increase is a result of the increased production of crude oil and natural gas by the Company. Recurring LOE's, those costs incurred in the normal operations of the Company, were $753,000 during the three months ended September 30, 1997, or $7.44 per BOE, as compared to $395,000, or $9.23 per BOE, during the comparable period in 1996. This represents a $1.79 per BOE (20%) improvement. This improvement is a result of improved efficiencies at an operating level and the acquisition of properties with lower average operating costs per BOE than those the Company has owned during the preceding years. Non-recurring LOE's, which are costs incurred to increase production from existing producing reservoirs and thus are arguably more capital in nature, but must be treated as expenses under the Securities and Exchange Commission accounting rules, were $242,000 ($2.39 per BOE) during the three months ended September 30, 1997, as compared to only $19,000 ($0.45 per BOE) during the comparable period in 1996. This $223,000 (153%) increase in non-recurring LOE's is consistent with the Company's strategy of redeveloping its properties to increase production.

 SEVERANCE AND PRODUCTION TAXES: Severance and production taxes were $109,000 ($1.08 per BOE) during the three months ended September 30, 1997, as compared to $60,000 ($1.39 per BOE) during the comparable period in 1996. The increase of $49,000 (83%) is a result of the 136% increase in BOE production, buffered by the shift in the ratio of oil:gas revenues from .71:.29 during the three months ended September 30, 1996 to .68:.32 during the three months ended September 30, 1997. In the states where the Company produces crude oil and natural gas, the severance and production taxes on revenues are less onerous for natural gas as compared to crude oil.

 DEPLETION, DEPRECIATION AND AMORTIZATION EXPENSE: Depletion, depreciation and amortization costs were $447,000 ($4.41 per BOE) during the three months ended September 30, 1997, an increase of $235,000 (110%) over the $212,000 charged to income during the comparable period in 1996. The increase in the amount expensed is a result of the 136% BOE increase in production. However, on a cost per BOE basis, the decrease of $0.55 per BOE (11%) is primarily the result of a reduction in the expected future capital costs required to bring the Company's reserves into production.

GENERAL AND ADMINISTRATIVE EXPENSES: The increase of $304,000 in general and administrative costs are a result of the increased management support requirements of the Company as it continues to acquire new properties, redevelop existing properties and raise the funds necessary to accomplish these activities. Since inception the Company has been growth oriented and has directed its efforts at acquiring and developing oil


Pg. 9
and natural gas producing properties. This activity requires additional personnel and outside consultants thereby increasing general and administrative expenses. At the same time, the Company believes that its general and administrative infrastructure is capable of servicing a significantly larger revenue base than that which was in place at September 30, 1997.

INTEREST EXPENSE: The increase of $68,000 in interest expense, to $301,000 for the three months ended September 30, 1997, as compared to $234,000 for the comparable period in 1996 is a function of the increased debt the Company incurred between September 30, 1996 and September 30, 1997.

NET LOSS: The Company has incurred losses since its inception, including $783,000 ($0.04 per common share) for the three months ended September 30,1997 compared to $327,000 ($0.01/share) for the three months ended September 30, 1996. These losses are a reflection of the start-up nature of the Company's oil and natural gas production activities and the ongoing process of redeveloping the Company's crude oil and natural gas properties. The Company believes, but cannot assure, that as a result of the August 1997 acquisition of properties from Collins & Ware Inc. that it is now in a position that its revenues from crude oil and natural gas are sufficient to cover its production costs and operating expenses, provided that to the prevailing prices for crude oil and natural gas do not incline and production volume is maintained. The Company entered the 1998 fiscal year (July 1, 1997 to June 30, 1998) with a plan to improve production from the properties it had acquired through June 1997 and to acquire additional oil and natural gas producing properties to provide the revenue base required to generate additional positive cash flow from operations. The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil and natural gas produced by the Company. In addition, the Company's proved reserves will decline as crude oil and natural gas are produced unless the Company is successful in acquiring additional properties containing proved reserves or conducts successful exploration and development activities.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL: The Company's general financial strategy is to use cash from operations to service interest on the Company's indebtedness, to pay ongoing operating expenses, and to contribute toward further development of the Company's existing proved reserves as well as additional acquisitions. There can be no assurance that cash from operations will be sufficient to cover all of these purposes. The Company will continue to be dependent on external funding sources to carry out its planned redevelopment and acquisition program. If such additional funds are not available, the Company will be required to delay or reduce substantially both activities.

CASH FLOWS: During the three months ended September 30, 1997 the Company generated $413,000 in its activities, as compared to $235,000 during the comparable period in 1996.

During the three months ended September 30, 1997 the Company used $1,284,000 in operations. In comparison, during the three months ended September 30, 1996 the Company used $316,000 in operations. The increased use of cash from operations is a result of the increased demand on working capital arising from the acquisition of properties from Collins & Ware, Inc. In addition, the Company had extended its payment terms to its vendors during the three months ended June 30, 1997 as it accumulated funds to acquire the properties from Collins & Ware, Inc. During the three months ended September 30, 1997 the Company brought these accounts to a more current status.

During the three months ended September 30, 1997 the Company invested $6,000,000 and 1,000,000 shares of its common stock to acquire crude oil and natural gas producing properties in August, 1997. In addition, it invested a further $624,000 to develop existing properties and evaluate other properties to determine whether they were suitable for acquisition. During the three months ended September 30, 1996 the Company invested $296,000 to develop existing properties, with an additional $88,000 expended in relation to an oil producing property it acquired in December 1996.

During the three months ended September 30, 1997 the Company raised $8,321,000 of additional financing. The major components included the issuance of 550,000 shares of common stock for net cash


Pg. 10
proceeds of $1,579,000, the replacement of $4,858,000 of debt owed to Comerica Bank with $11,500,000 of term debt due to the Bank of Montreal; the repayment of $29,000 of unsecured notes payable, and the repayment of $18,000 of its capital lease obligations. During the three months ended September 30, 1996 the Company collected the $500,000 subscription receivable that was outstanding at June 30, 1996. The increased activity in arranging financing for the Company during the three months ended September 30, 1997 is a reflection of the assembling of the funds required to close the August 1997 acquisition of producing properties from Collins & Ware, Inc.

INDEBTEDNESS: On August 1, 1997 the Company arranged a revolving loan facility of $75 million with the Bank of Montreal to, among other things, refinance the indebtedness outstanding under the Company's prior credit facility, fund working capital and make additional acquisitions as and if appropriate opportunities are identified. The Company has received approval from the Bank of Montreal to borrow up to $16 million under this revolving loan facility. As of September 30, 1997 the Company had borrowed $11.5 million (as of November 11, 1997 $11.5 million). In addition, the Bank of Montreal has issued two letters of credit on behalf of the Company totaling $2 million. These letters of credit are secured under this loan facility. The outstanding balances under the loan facility are secured by pledges on assets of the Company representing approximately 80% of the total assets of the Company.

The Bank of Montreal credit facility is subject to payment of interest calculated on a floating rate basis. The Company has the option of borrowing funds based on London InterBank Offering Rate ("LIBOR") or the Bank of Montreal base lending rate. The Company is charged a premium over each of these bases, depending on the percent utilization of the approved borrowing base. The Company is currently being charged interest based on the Bank of Montreal base lending rate. The rate of interest being charged has been 8.5% from August 1 to November 11, 1997.

The loan facility is due on July 31, 2003. For the period August 1, 1997 to July 31, 1999 the loan facility will be of a revolving nature. For the period August 1, 1999 to July 31, 2003 the loan facility will be repaid in 48 equal monthly installments, based on the principal outstanding on July 31, 1999.

If the Bank of Montreal does not renew the loan or if the Bank of Montreal indebtedness is not repaid when due, the Bank of Montreal would have the right to obtain possession of and sell the pledged properties, including any equipment, new wells, or other improvements placed on the properties by the Company. In the event of a default on the bank indebtedness, not subsequently waived by the bank, it is unlikely that the Company would be able to continue its business. In addition, the Company is subject to certain financial and operating covenants that are usual and customary for transactions of this nature, including, but not limited to, requirements to provide annual audited and unaudited interim financial information, prohibitions on additional debt, restrictions on certain payments and distributions to affiliates and others, restrictions on payment of dividends, restrictions on changes in the nature of the business, and maintenance of minimum cash flow and operating ratios. The loan agreement also contains usual and customary events of default and provides remedies to the Bank of Montreal in the event of default. Although the Company believes that its cash flows and available sources of financing will be sufficient to satisfy the interest payments on its debt at currently prevailing interest rates and oil and gas prices, the Company's level of debt may adversely affect the Company's ability: (i) to obtain additional financing for working capital, capital expenditures or other purposes, should it need to so do; or
(ii) to acquire additional oil and gas properties or to make acquisitions utilizing new borrowings. There can be no assurances that the Company will be able to obtain additional financing, if required, or that such financing, if obtained, will be on terms favorable to the Company. As of September 30, 1997 the Company was not in compliance with its interest coverage ratio. The Bank of Montreal provided the Company with a letter waiving this covenant violation solely with respect to this specific default. The Company believes that it will be able to comply with all restrictive covenants in the future or obtain waivers from the bank with respect to noncompliance.

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


Pg. 11

UNSECURED BONDS: At September 30, 1997 the Company had outstanding approximately $2.2 million (DEM 3.9 million) of indebtedness as a result of the sale of Deutschemark denominated 12% Promissory Notes (as of November 11, 1997 $2.2 million, DEM 3.9 million). The Bonds are unsecured, general obligations of the Company and are subordinated in right of payment to all existing and future secured indebtedness of the Company.

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

SUBORDINATED NOTES TO VENDORS: Pursuant to the acquisition of certain crude oil and natural gas producing properties primarily located in west Texas on November 6, 1996 (the "Frymire Acquisition") the Company issued three notes to the vendor. The first two notes were repaid as they came due. The third note was in the amount of $227,500, payable monthly with principal and interest amortized over two years, bearing interest at 10%. This note is fully subordinated to the Bank of Montreal loan facility. The funds to service the monthly payments of $10,497 on the third note have come from operations. The Company believes it will be able to continue to service this note with funds generated from operations.

Pursuant to the acquisition of certain crude oil and natural gas producing properties located in Louisiana, Mississippi and Texas in February 1997, the Company issued four notes payable, with a face value of $2.4 million. The first two of these notes were repaid as they came due. The remaining two notes, which are secured by letters of credit from the Bank of Montreal, are carried at a discounted amount of $1,940,000. These notes will mature at a face value of $2 million in January 1998. The funds to repay these notes will come from the Bank of Montreal credit facility.

ISSUANCE OF EQUITY SECURITIES: From time to time the Company privately issues restricted shares of its Common Stock in connection with the acquisition of properties. Typically these issuances are priced at a discount to the then existing trading price of the Common Stock in the U.S. to reflect the restrictions on resale pursuant to the regulations under which they are issued. The Company issued 1,000,000 restricted shares of its Common Stock in August 1997, which it valued at $3.125 per share ($3,125,000) for purposes of this transaction, as partial consideration for the acquisition of certain crude oil and natural gas producing properties in New Mexico, Oklahoma and Texas.

The Company has engaged in a series of placements of its Common Stock in overseas markets to raise equity capital. Typically these issuances are priced at a discount to the then existing trading price of the Common Stock in the U.S. to reflect the restrictions on resale back into the U.S. and the lack of an established trading market for the Company's Common Stock overseas. The Company issued 100,000 shares of Common Stock pursuant to Regulation S in July 1997 for $3.05 per share ($305,000). The Company issued 250,000 shares of Common Stock pursuant to Regulation S in September 1997 for $3.05 per share ($762,500). The Company issued 200,000 shares of Common Stock pursuant to Regulation S in September 1997 for $3.50 per share ($700,000). The Company paid a commission of ten percent (10%), including third party costs, on each of these transactions.


Pg. 12

The Company is continuing its efforts to raise an additional $3.26 million of equity to meet its covenants to JEDI pursuant to the Series A Preferred Stock transaction dated May 6, 1997 and its covenants to the Bank of Montreal, pursuant to the loan agreement of August 1, 1997. However, there are no assurances that the Company can raise these funds and therefore meet its obligations to JEDI and the Bank of Montreal by December 31, 1997. If the Company fails to raise the funds it most likely would have a materially adverse effect on the Company's liquidity and would cause the Company to be in breach of its covenants to the Bank of Montreal and JEDI

OTHER SOURCES: The Company does not have sufficient liquidity or capital to undertake all potential acquisition prospects or to fund fully the development of any prospect. Therefore, the Company will continue to be dependent on raising substantial amounts of additional capital through any one or a combination of institutional or bank debt financing, equity offerings, debt offerings and internally generated cash flow, or by forming sharing arrangements with industry participants. Although the Company has been able to obtain such financings and to enter into such sharing arrangements regarding certain of its projects to date, there can be no assurance that it will continue to be able to do so. Alternatively, as it has done in the past, the Company may consider issuing additional securities in exchange for producing properties. There can be no assurance that any such financings or sharing arrangement can be obtained. Therefore, notwithstanding the Company's need for substantial amounts of additional capital, there can be no assurance that it can be obtained.

Further acquisitions and development activities in addition to those for which the Company is contractually obligated are discretionary and depend exclusively on the availability of cash from outside sources such as bank debt or the sale of securities or properties. During the period July 1, 1997 and November 11, 1997 the Company raised $1.6 million in equity. These funds were arranged by the private placement of 550,000 shares of Common Stock pursuant to Regulation S. The Company believes that this additional equity, in addition to the $2.5 million of unutilized borrowing capacity available under the Bank of Montreal loan facility, provides the Company with the funds required to undertake a significant capital expenditure program on its existing properties. This capital expenditure program is expected to significantly increase production and improve the reserves of the Company.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES

        On August 1, 1997 the Company issued 1,000,000 shares of its Common Stock to Collins & Ware, Inc. as partial consideration for certain oil and gas interests which the Company acquired. The issuance of these securities was exempt from registration by reason of the exemption provided by Section 4(2) of the Act.


Pg. 13

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        [A]    Exhibits

               Exhibit 27 - Financial Data Schedule

        [B]    Reports on Form 8-K

               (i) Current Report on Form 8-K dated July 21, 1997 reporting under Item 9 (Sales of Equity Securities Pursuant to Regulation S).

               (ii) Current Report on Form 8-K dated August 14, 1997 reporting under Item 2 (Acquisition or Disposition of Assets) and
                      Item 7(Financial Statements, Pro Forma Financial Statements and Exhibits).

               (iii) Current Report on Form 8-K dated September 11, 1997 reporting under Item 9 (Sales of Equity Securities Pursuant to Regulation S).


Pg. 14

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                                    QUEEN SAND RESOURCES, INC.



                                    By: /s/Edward J. Munden
                                       ---------------------------------
                                       Edward. J. Munden
                                       President and Chief Executive Officer




                                    By: /s/Ronald Benn
                                       ---------------------------------
                                       Ronald Benn
                                       Chief Financial Officer


Date: November 13, 1997


Pg. 15