Form 10QSB
period 1997-12-31
QUEEN SAND RESOURCES INC
filed 1998-02-17
CIK 943548

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-21179



                           QUEEN SAND RESOURCES, INC.

        (Exact Name of Small Business Issuer as specified in its charter)



         DELAWARE                                               75-2615565
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

3500 OAK LAWN, SUITE 380,
L.B. #31, DALLAS, TEXAS,                                         75219-4398
(Address of Principal Executive offices)                         (Zip Code)

ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (214) 521-9959





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES [ X ]  NO [   ]

22,725,502 shares of the registrant's Common Stock were outstanding as of February 13, 1998

Transitional Small Business Disclosure Format: YES [   ]  NO [ X ]

                         PART I - FINANCIAL INFORMATION

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                December 31,                  June 30,
                                                                    1997                        1997
                                                                ------------                ------------
                       Assets
Current assets:
     Cash                                                       $  3,115,304                $    309,695
     Accounts receivable and other current assets                  1,396,974                     756,092
                                                                ------------                ------------
         Total current assets                                      4,512,278                   1,065,787

Net property and equipment                                        26,084,907                  16,187,209
Other assets                                                          12,673                           0
                                                                ------------                ------------

                                                                $ 30,609,858                $ 17,252,996
                                                                ============                ============


        Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and other                                 $  1,620,685                $  1,588,668
     Current portion of long-term debt                             2,144,156                   2,080,897
                                                                ------------                ------------
         Total current liabilities                                 3,764,841                   3,669,565

Long-term obligations, net of current portion                      7,280,935                   7,151,881
                                                                ------------                ------------
         Total liabilities                                        11,045,776                  10,821,446
                                                                ------------                ------------

Commitments

Stockholders' equity:
     Preferred stock, $.01 par value, authorized                      96,104                      96,000
     50,000,000 shares:  issued and outstanding
     9,610,400 and 9,600,000 at December 31 and
     June 30 respectively
     Common shares stock, $.0015 par value                            48,185                      45,635
     Additional paid-in capital                                   29,042,681                  14,474,844
     Accumulated deficit                                          (4,629,888)                 (3,184,929)
     Treasury stock                                               (5,000,000)                 (5,000,000)
                                                                ------------                ------------
             Total stockholders' equity                           19,564,082                   6,431,550
                                                                ------------                ------------

                                                                $ 30,609,858                $ 17,252,996
                                                                ============                ============


See accompanying notes to unaudited interim period consolidated condensed financial statements.

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months                         Six Months
                                                              Ended                                Ended
                                                           December 31                           December 31
                                                  ------------------------------        ------------------------------
                                                     1997               1996               1997               1996
Oil & Gas Revenues                                $ 1,748,362        $   966,410        $ 3,341,894        $ 1,779,843

Expenses:
   Oil and gas production expenses                    969,415            509,657          2,073,908            983,811
   Depreciation, depletion and amortization           423,750            244,500            870,750            457,000
   General & administrative expenses                  694,660            329,268          1,218,168            549,018
   Interest and financing costs                       337,941            169,966            639,156            403,510
                                                  -----------        -----------        -----------        -----------
                                                    2,425,766          1,253,391          4,801,982          2,393,339
                                                  -----------        -----------        -----------        -----------

Net Operating Loss                                   (677,404)          (286,981)        (1,460,088)          (613,496)

Interest income                                        15,129                  0             15,129                  0
                                                  -----------        -----------        -----------        -----------

Net Loss                                          $  (662,275)       $  (286,981)       $(1,444,959)       $  (613,496)
                                                  ===========        ===========        ===========        ===========

Net Loss per Common Share                         $     (0.02)       $     (0.01)       $     (0.07)       $     (0.02)


          See accompanying notes to unaudited interim period consolidated condensed financial statements.

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Six Months Ended December 31
                                                                          ----------------------------
                                                                            1997                1996
Cash flows from operating activities:
   Net loss                                                            $ (1,444,959)       $   (613,496)
   Depletion, depreciation and amortization                                 870,750             457,000
   Issuance of common stock for services rendered                           300,000                   0
   Unrealized gains on foreign exchange obligations                         (61,169)            (18,603)
   Net changes in operating assets and liabilities                         (608,230)             74,611
                                                                       ------------        ------------
Net cash used in operating activities                                      (943,608)           (100,488)
                                                                       ------------        ------------

Cash flows from investing activities - additions to property and         (7,656,121)         (1,875,190)
equipment

Cash flows from financing activities:
   Proceeds from collection of stock subscriptions receivable                     0             500,000
   Proceeds from long-term obligations                                   12,176,415             602,966
   Payments on long-term obligations                                    (11,949,888)                  0
   Payments on capital lease obligations                                    (34,849)            (29,064)
   Proceeds from the sale of preferred and common stock                  11,152,492           1,189,940
                                                                       ------------        ------------
              Net cash provided by financing activities                  11,344,169           2,263,842
                                                                       ------------        ------------

Effect of foreign currency exchange rate changes on cash                     61,169              18,603
                                                                       ------------        ------------

Net increase in cash                                                      2,805,609             306,767

Cash at beginning of period                                                 309,695             599,621
                                                                       ------------        ------------

Cash at end of period                                                  $  3,115,304        $    906,388
                                                                       ============        ============

See accompanying notes to unaudited interim period consolidated condensed financial statements.

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                December 31, 1997
                                   (unaudited)


(1)    General

       The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented. The results of operations for the three and six months ended December 31, 1997 are not necessarily indicative of the operating results for the full fiscal year ending June 30, 1998. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended June 30, 1997.

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for fiscal years ending after December 15, 1997. The adoption of SFAS 130 will require additional disclosures in the Company's financial statements, but the Company believes that it will not have any material impact on the financial position or results of operations of the Company.

(2)    Common Stock

       Loss per common share is based on the weighted average number of common shares outstanding (27,285,783 and 22,031,259 for the three and six months ended December 31, 1997, respectively, and 27,123,739 and 27,204,761 for the three and six months ended December 31 1996, respectively).

       In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to confirm to the Statement 128 requirements.

       During the six months ended December 31, 1997 the Company issued 350,000 and 200,000 restricted shares of common stock pursuant to Regulation S for $1,067,500 and $700,000 $(3.05 and $3.50 per share), respectively.
       The Company issued 1,000,000 restricted shares of common stock valued at $3,125,000 $(3.125 per share) as partial consideration for the acquisition of oil and natural gas producing properties in New Mexico, Oklahoma and Texas (see Note 3). The Company issued 150,000 restricted shares of common stock in consideration of services rendered, which it valued at $2.00 per share $(300,000).

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                December 31, 1997
                                   (unaudited)


(3)      Acquisitions

         On August 1, 1997 the Company acquired from Collins & Ware, Inc. 77 productive wells (12.35 net productive wells) located in various counties in New Mexico, Oklahoma and Texas. In consideration for these properties the Company paid, subject to standard industry adjustments at closing, approximately $6,000,000 in cash and issued 1,000,000 restricted shares of its common stock which it valued, for purposes of this transaction, at $3.125 per share $(3,125,000).


(4)      Subsequent Events

         On January 8, 1998 the Company repaid two notes payable issued in February 1997 in partial consideration for an acquisition of oil and natural gas producing properties in the face amount of $2 million. The funds to retire these notes were drawn under the Company's senior secured credit agreement with the the Bank of Montreal ("the Senior Credit Agreement").

         The Company has entered into a subordinated revolving credit agreement ("the Subordinated Credit Agreement") with an affiliate of the Company. The Company can borrow, subject to certain restrictions, the lesser of $10,000,000 and 40% of the borrowing base of the Senior Credit Agreement. At this time the borrowing base under this Subordinated Credit Agreement is $6,000,000.

         On January 29, 1998 the Company issued 200,000 shares of its common stock for $500,000 $(2.50 per share) pursuant to the exercise of 200,000 Class A Warrants.

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

SELECTED FINANCIAL DATA

The following tables set forth selected financial data for the Company. The financial data was derived from the consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included herein. The consolidated financial statements for the three and six month periods ended December 31, 1997 and 1996 reflect all adjustments which, in the opinion of the Company, are necessary for a fair presentation of the results of operations and the financial position of the Company. The results of operations for the three and six months ended December 31, 1997 will not necessarily be indicative of the operating results for the full fiscal year ending June 30, 1998.


                                                      Three Months Ended                    Six Months Ended
                                                         December 31                          December 31
                                               ------------------------------        ------------------------------
                                                  1997               1996               1997               1996
OPERATIONS DATA:
Oil and Gas Sales                              $ 1,748,362        $   966,410        $ 3,341,894        $ 1,779,843
Oil and Gas Production Expenses                    969,415            509,657          2,073,908            983,811
                                               -----------        -----------        -----------        -----------
Net Oil and Gas Revenues                           778,947            456,753          1,267,986            796,032
Depreciation, Depletion and Amortization           423,750            244,500            870,750            457,000
General and Administrative Expenses                694,660            329,268          1,218,168            549,018
Interest and Financing Expense                     337,941            169,966            639,156            403,510
Interest and Other Income                          (15,129)                 0            (15,129)                 0
                                               -----------        -----------        -----------        -----------
Net Loss                                       $  (662,275)       $  (286,981)       $(1,444,959)       $  (613,496)
                                               ===========        ===========        ===========        ===========
Net Loss per Common Share                      $     (0.02)       $     (0.01)       $     (0.07)       $     (0.02)
                                               ===========        ===========        ===========        ===========

                                                     Three Months Ended                  Six Months Ended
                                                        December 31                        December 31
                                                ----------------------------       ------------------------------
                                                   1997              1996              1997              1996
AVERAGE SALES PRICE
  Oil (per Bbl)                                $     17.96       $     22.62       $     18.14       $     22.36
  Gas (per Mcf)                                $      2.07       $      2.34       $      2.41       $      2.33
  Per BOE                                      $     17.27       $     19.55       $     16.66       $     19.29

PRODUCTION DATA
  Oil (Bbls)                                        59,018            31,669           119,549            58,466
  Gas (Mcf)                                        242,097           106,639           486,467           202,921
  Oil and Gas (BOE)                                 99,368            49,442           200,627            92,286

AVERAGE COST $(/BOE) DATA:
Production and operating costs                        8.47              8.78              9.23              9.59
Production and severance taxes                        1.10              1.52              1.10              1.44
Depreciation, Depletion and Amortization              4.18              4.95              4.34              4.95
General and Administrative Expenses                   6.86              6.66              6.07              5.95
Interest and Financing Expense                        3.34              3.44              3.19              4.37


The following discussion of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included herein.

THE THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1996


REVENUES The Company's total revenues rose by $782,000 (81%) to $1,748,000 for the three months ended December 31, 1997, from $966,000 for the comparable period in 1996. This increase is a result of an increase in the BOE's produced offset by a 12.7% decrease in selling prices.

The Company produced 59,018 barrels of crude oil during the three months ended December 31, 1997, an increase of 28,862 barrels (91%) over the 31,669 barrels produced during the comparable period in 1996. This increase was comprised of a decrease of 7,673 (28%) barrels from the properties that the Company owned during both periods and an increase of 36,535 barrels from the properties acquired during the period October 1, 1996 to September 30, 1997. The decrease in production of crude oil from the properties owned during the comparative quarters is primarily a reflection of natural depletion of the crude oil producing reservoirs, and the temporary loss of production from certain properties due to work overs during the three months ended December 31, 1997.

The Company produced 242,097 Mcf of natural gas during the three months ended December 31, 1997, an increase of 137,731 Mcf (132%) over the 106,639 Mcf produced during the comparable period in 1996. This increase consists of an increase of 16,351 Mcf (15%) from the properties that the Company owned during both periods and an increase of 121,380 Mcf from the properties acquired during the period from October 1, 1996 to September 30, 1997. The increase in production from the properties owned during the comparative quarters is a result of the successful drilling of four new wells and the work over of certain producing and non-producing wells, off-set by the natural depletion of the natural gas producing reservoirs'.

The average selling price of oil was $17.96 per bbl for the three months ended December 31, 1997, compared to $22.62 per bbl in the comparable period in 1996. This decrease of $4.66 per bbl (21%) is a result of general decreases in oil prices. The average selling price of natural gas was $2.07 per Mcf for the three months ended December 31, 1997, compared to $2.34 per Mcf in the comparable period in 1996. This decrease of $0.27 per Mcf (11%) is a result of general decreases in natural gas prices during the three months ended December 31, 1997.

The Company entered into agreements with Enron Capital & Trade Resources Corp. ("Enron"), an affiliate of Joint Energy Development Investments Limited Partnership ("JEDI"), the holder of 9.6 million shares of the Company's Series A Participating Convertible Preferred Stock, to hedge 50,000 MMBtu of natural gas production and 10,000 barrels of oil production monthly. The agreements, which are effective September 1, 1997, and terminate August 31, 1998, call for a gas and oil ceiling and floor price of $2.66 and $1.90 per MMBtu of natural gas and $20.40 and $18.00 per barrel of crude oil, respectively. If the average market price of oil and gas per month, as defined in the agreements, exceeds the ceiling price, the Company must pay Enron an amount equal to one-half of the amount of the hedged quantities multiplied by the difference between the ceiling price and the market price. If the average market price, as defined, falls below the floor price, Enron will pay the Company an amount equal to the amount of the hedged quantities multiplied by the difference in the floor price and the market price. Pursuant to these hedging agreements, the Company made cumulative net payments to Enron of $5,700 and $7,683 as a result of crude oil and natural gas prices exceeding the ceiling prices in the agreements during the three months ended December 31, 1997.

PRODUCTION EXPENSES The Company's lease operating expenses ("LOE's") rose to $858,000 for the three months ended December 31, 1997, an increase of $423,000 (97%) from the comparable period in 1996. The increase is a combination of the 105% (based on BOE produced) increase in production offset by a decrease in the LOE per BOE. The average LOE per BOE was $8.47 per BOE during the three months ended December 31, 1997, a decrease of $0.32 (4%) over the average LOE per BOE of $8.79 for the comparable period in 1996. Recurring LOE's, those costs incurred in the normal operations of the Company, were $695,000 during the three months ended December 31, 1997, or $6.85 per BOE, as compared to $419,000, or $8.48 per BOE, during the comparable period in 1996. This represents a $1.63 per BOE (19%) improvement. The Company believes that this improvement is a result of improved efficiencies at an operating level and the acquisition of properties with lower average operating costs per BOE than those the Company has owned during the preceding years. Non-recurring LOE's, which are work over costs incurred to increase production from existing producing reservoirs and thus are arguably more capital in nature, but must be treated as expenses under the Securities and Exchange Commission accounting rules, were $164,000 $(1.62 per BOE) during the three months ended December 31, 1997, as compared to only $15,000 $(0.30 per BOE) during the comparable period in 1996. This $149,000 (992%) increase in non-recurring LOE's is consistent with the Company's strategy of redeveloping its properties to increase production, the objective of which is to increase production and reduce the LOE per BOE. Early indications are that this program will have the desired effect on production and LOE's over the long term.

SEVERANCE AND PRODUCTION TAXES Severance and production related taxes were $112,000 for the three months ended December 31, 1997, compared to $75,000 incurred in the comparable period in 1996. This increase of $36,000 (48%) is a function of the 105% (based on BOE produced) increase in production offset by the decrease in oil and natural gas prices (12% based on BOE produced).

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE Depreciation, depletion, and amortization (DDA) costs were $424,000 for the three months ended December 31, 1997, an increase of $179,000 (73%) over the $244,000 recognized during the comparable period in 1996. This increase relates primarily to the 105% increase in BOE produced. The DDA cost per BOE was $4.18 during the three months ended December 31, 1997, a decrease of $0.76 per BOE (15%) over the $4.95 per BOE for the comparable period in 1996. This decrease in DDA per BOE is primarily the result of a reduction in the expected future capital costs required to bring the Company's reserves into production.

GENERAL AND ADMINISTRATIVE COSTS The general and administrative costs of the Company were $695,000 during the three months ended December 31, 1997, as compared to $329,000 for the comparable period in 1996. This increase of $365,000 (111%) consists of an unusually high, one-time expense of $300,000 for financial public relations services. The Company issued 150,000 restricted shares of its common stock in consideration of these services. After adjusting for this item, general and administrative expenses rose only $65,000 (20%). On a cost per BOE produced basis, general and administrative expenses were $6.86 per BOE, an increase of $0.20 per BOE from the $6.66 per BOE for the comparable period in 1996. After adjusting for the unusual item described above, general and administrative expenses were only $3.90 per BOE.

INTEREST EXPENSE The Company incurred interest charges of $338,000 during the three months ended December 31, 1997, compared to $170,000 for the comparable period in 1996. This increase of $168,000 (99%) is a reflection of the increase in the average interest bearing debt of the Company, from $8.1 million for the three months ended December 31, 1996 to $13.8 million during the three months ended December 31, 1997. This increase in the average interest bearing debt of $5.7 million in debt was used primarily to finance the acquisition of more than $9 million of oil and gas producing properties.

THE SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1996

REVENUES The Company's total revenues rose by $1,562,000 (88%) to $3,342,000 for the six months ended December 31, 1997, from $1,780,000 for the comparable period in 1996. This increase is a result of increases in both the BOE produced offset by a decrease in selling prices.

The Company produced 119,549 barrels of crude oil during the six months ended December 31, 1997, an increase of 61,083 barrels (104%) over the 58,466 barrels produced during the comparable period in 1996. This increase was comprised of a decrease of 11,226 barrels (20%) from the properties that the Company owned during both periods and an increase of 35,774 barrels from the properties acquired during the period from October 1, 1996 to June 30, 1997. The decrease in production of crude oil from the properties owned during the comparative quarters is primarily a reflection of natural depletion of the crude oil producing reservoirs, and the temporary loss of production from certain properties due to work overs during the six months ended December 31, 1997.

The Company produced 486,467 Mcf of natural gas during the six months ended December 31, 1997, an increase of 283,546 Mcf (140%) over the 202,921 Mcf produced during the comparable period in 1996. This increase was comprised of an increase of 37,926 Mcf (19%) from the properties the Company owned during both periods and an increase of 245,620 Mcf from the properties acquired during the period from October 1, 1996 to September 30, 1997. The increase in production from the properties owned during the comparative six months is a result of the successful drilling of four wells and the work over of certain producing and non-producing wells, off-set by the natural depletion of the natural gas producing reservoirs.

The average selling price of oil was $18.14 per bbl for the six months ended December 31, 1997, compared to $22.36 per bbl in the comparable period in 1996. This decrease of $4.22 per bbl (19%) is a result of general decreases in oil prices. The average selling price of natural gas was $2.41 per Mcf for the six months ended December 31, 1997, compared to $2.33 per Mcf in the comparable period in 1996. This increase of $0.08 per Mcf is a result of general increases in natural gas prices during the six months ended December 31, 1997.

The Company entered into agreements with Enron Capital & Trade Resources Corp. ("Enron"), an affiliate of Joint Energy Development Investments Limited Partnership ("JEDI"), the holder of 9.6 million shares of the Company's Series A Participating Convertible Preferred Stock, to hedge 50,000 MMBtu of natural gas production and 10,000 barrels of oil production monthly. The agreements, which are effective September 1, 1997, and terminate August 31, 1998, call for a gas and oil ceiling and floor price of $2.66 and $1.90 per MMBtu of natural gas and $20.40 and $18.00 per barrel of crude oil, respectively. If the average market price of oil and gas per month, as defined in the agreements, exceeds the ceiling price, the Company must pay Enron an amount equal to one-half of the amount of the hedged quantities multiplied by the difference between the ceiling price and the market price. If the average market price, as defined, falls below the floor price, Enron will pay the Company an amount equal to the amount of the hedged quantities multiplied by the difference in the floor price and the market price. Pursuant to these hedging agreements, the Company made cumulative net payments to Enron of $5,700 and $21,708 as a result of crude oil and natural gas prices exceeding the ceiling prices in the agreements during the six months ended December 31, 1997.

PRODUCTION EXPENSES The Company's lease operating expenses ("LOE's") rose to $1,853,000 for the six months ended December 31, 1997, an increase of $969,000 (109%) from the comparable period in 1996. The increase is a combination of the 117% (based on BOE produced) increase in production offset by a decrease in the LOE per BOE. The average LOE per BOE was $9.23 per BOE during the six months ended December 31, 1997, a decrease of $0.36 (4%) over the average LOE per BOE of $9.59 for the comparable period in 1996. Recurring

LOE's, those costs incurred in the normal operations of the Company, were $1,447,000 during the six months ended December 31, 1997, or $7.21 per BOE, as compared to $851,000, or $9.22 per BOE, during the comparable period in 1996. This represents a $2.01 per BOE (22%) improvement. The Company believes that this improvement is a result of improved efficiencies at an operating level and the acquisition of properties with lower average operating costs per BOE than those the Company has owned during the preceding years. Non-recurring LOE's, which are work over costs incurred to increase production from existing producing reservoirs and thus are arguably more capital in nature, but must be treated as expenses under the Securities and Exchange Commission accounting rules, were $406,000 $(2.02 per BOE) during the six months ended December 31, 1997, as compared to only $34,000 $(0.37 per BOE) during the comparable period in 1996. This $372,000 (1,094%) increase in non-recurring LOE's is consistent with the Company's strategy of redeveloping its properties to increase production, the objective of which is to increase production and reduce the LOE per BOE. Early indications are that this program will have the desired effect on production and LOE's over the long term.

SEVERANCE AND PRODUCTION TAXES Severance and production related taxes were $221,000 for the six months ended December 31, 1997, compared to $133,000 incurred in the comparable period in 1996. This increase of $88,000 (66%) is a function of the 117% (based on BOE produced) increase in production offset by the decrease in oil and natural gas prices (14% based on BOE produced).

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE Depreciation depletion, and amortization (DDA) costs were $871,000 for the six months ended December 31, 1997, an increase of $414,000 (91%) over the $457,000 recognized during the comparable period in 1996. This increase relates primarily to the 117% increase in BOE produced. The DDA cost per BOE was $4.34 during the six months ended December 31, 1997, a decrease of $0.61 per BOE (12%) over the $4.95 per BOE for the comparable period in 1996. This decrease in DDA per BOE is primarily the result of a reduction in the expected future capital costs required to bring the Company's reserves into production.

GENERAL AND ADMINISTRATIVE COSTS The general and administrative costs of the Company were $1,218,000 during the six months ended December 31, 1997, as compared to $549,000 for the comparable period in 1996. This increase of $669,000 (122%) consists of an unusually high, one-time expense of $300,000 for financial public relations services.. The Company issued 150,000 restricted shares of its common stock in consideration of these services. After adjusting for this item, general and administrative expenses rose by $369,000 (67%). On a cost per BOE produced basis, general and administrative expenses were $6.07 per BOE, an increase of $0.12 per BOE from the $5.95 per BOE (2%) for the comparable period in 1996. After adjusting for the unusual item described above, general and administrative expenses were only $4.58 per BOE.

INTEREST EXPENSE The Company incurred interest charges of $639,000 during the six months ended December 31, 1997 compared to $404,000 for the comparable period in 1996. This increase of $236,000 (58%) is a reflection of the increase in the average interest bearing debt of the Company, from $7.3 million for the six months ended December 31, 1996 to $13.8 million during the six months ended December 31, 1997. This increase in the average interest bearing debt of $6.5 million in debt was used primarily to finance the acquisition of more than $9 million of oil and gas producing properties.

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

INDEBTEDNESS

SENIOR CREDIT FACILITY The Company has a secured revolving loan facility (the "Senior Credit Facility") which provides for borrowings up to $75 million with the Bank of Montreal, Houston, Texas ("Bank of Montreal") to, among other things, fund working capital and make additional acquisitions as and if appropriate opportunities are identified. On January 13, 1998 the Company received approval from the Bank of Montreal to borrow up to $15,000,000 under this revolving loan facility of which $5 million was outstanding as of February 13, 1998. The loan under this Senior Credit Facility matures on August 1, 2003. In the event of a default on the bank indebtedness, not subsequently waived by the bank, it is unlikely that the Company would be able to continue its business. In addition, the Company is subject to certain financial and operating covenants that are usual and customary for transactions of this nature, including, but not limited to, requirements to provide annual audited and unaudited interim financial information, prohibitions on additional debt, restrictions on certain payments and distributions to affiliates and others, restrictions on changes in the nature of the business, and maintenance of minimum, cash flow, and operating ratios. The Company was to maintain a minimum interest coverage ratio and maintain positive working capital, after adding to the current assets the unutilized portion of the revolving loan. The loan agreement also contains usual and customary events of default and provides remedies to the Bank of Montreal in the event of default. Although the Company believes that its cash flows and available sources of financing will be sufficient to satisfy the interest payments on its debt at currently prevailing interest rates and oil and gas prices, the Company's level of debt may adversely affect the Company's ability: (i) to obtain additional financing for working capital, capital expenditures or other purposes, should it need to so do; or
(ii) to acquire additional oil and gas properties or to make acquisitions utilizing new borrowings. There can be no assurances that the Company will be able to obtain additional financing, if required, or that such financing, if obtained, will be on terms favorable to the Company.

On September 30, 1997 and December 31, 1997 the Company was not in compliance with its interest coverage ratio. The Bank of Montreal waived the September 30, 1997 covenant violation solely with respect to these specific defaults. On February 10, 1998 the Bank of Montreal waived the Company's December 31, 1997 noncompliance with the interest coverage ratio. On the same date the Senior Credit Facility was amended to reduce the interest coverage ratio to 1.75:1 for the quarter ending March 31, 1998 and 3.0:1 thereafter. In addition, the Company and its subsidiaries agreed that during calendar 1998, they would not incur, without the prior written consent of the Bank of Montreal, in aggregate, capital expenditures in excess of those disclosed to the Bank of Montreal in the Company's operating forecast $(2.6 million). The Company believes, but cannot assure, that it will be able to comply with all restrictive covenants in the future or obtain waivers from the bank with respect to noncompliance.

From time to time in the future, the Company may submit information to the Bank of Montreal in accordance with the procedures provided in the loan agreement to support the Company's request to increase the maximum borrowing base as the Company believes appropriate. All such applications will be subject to bank approval. If available, these funds would be allocated toward future development and acquisition programs.

On January 8, 1998 the Company repaid two notes totaling $2 million. The Company increased its debt outstanding on the Senior Credit Facility by $2 million to fund this repayment.

SUBORDINATED CREDIT FACILITY Effective December 29, 1997, the Company established a Subordinated Revolving Credit Facility (the "Subordinated Credit Facility") with Enron Capital & Trade Resources Corp. ("Enron"), as a lender and as agent for the lenders thereto, to fund capital costs incurred with future development projects and to fund further acquisitions. The Subordinated Credit Facility is subordinate to the Senior Credit Facility. The Subordinated Credit Facility provides for borrowings up to $10.0 million, subject to borrowing base limitations, which has been initially set at an amount equal to forty percent (40%) of the borrowing base established from time to time under the Senior Credit Facility. This facility is intended to provide bridge financing for development projects and acquisitions to be completed on relatively short notice or until the affected assets are eligible to be included in the borrowing base for the Senior Credit Facility or financed with longer-term indebtedness or equity capital; provided, that the availability for acquisitions under the facility is limited to the lesser of $5,000,000 or the borrowing base as in effect from time to time. The Company may currently borrow up to $6,000,000 under the Subordinated Credit Facility. The Company has not borrowed any money as of February 13, 1998 under this facility. Borrowings in excess of certain amounts under the Subordinated Credit Facility will reduce the available borrowing base under the Senior Credit Facility. The loan is secured by a second priority lien and security interest (behind the first lien position of the Senior Credit Facility) in approximately eighty-five percent (85%) of the oil and gas properties of the Company.

The Subordinated Credit Facility is subject to payment of interest at a fluctuating rate per annum equal to (i) the rate of one percent (1%) above the then highest rate of interest being paid on any portion of the indebtedness owed under the Senior Credit Facility or (ii) the rate of fifteen percent (15%), depending upon whether there is any indebtedness owed under the Senior Credit Facility outstanding or whether there has been a certain amount of indebtedness owed to Enron for certain time periods

The maturity date for the Subordinated Credit Facility is the earlier of December 30, 2002 or the date that is 60 days after the Company receives written notice that the lenders and their affiliates beneficially own in the aggregate less than ten percent (10%) of the capital stock of the Company entitled to vote in the election of directors. From March 31, 1998 through the maturity date, the Company will pay interest on the outstanding loans at quarterly intervals, on the last business day of every March, June, September and December. In addition, the Subordinated Credit Facility provides for certain voluntary prepayments and certain mandatory prepayments of amounts borrowed under the facility.

The Company paid an affiliate of Enron a fee of $200,000 in connection with the arrangement of the Subordinated Credit Facility. In addition, commencing March 31, 1998, and on each payment date thereafter, the Company is obligated to pay Enron, for the account of each lender under the Subordinated Credit Facility, a fee of 3/8% per annum on the daily average of the unadvanced portion of the facility for the period since January 12, 1998 or the previous payment date to such payment date.

The Company is subject to various covenants under the Subordinated Credit Facility, which covenants are substantially similar to the covenants described above with respect to the Senior Credit Facility. In addition to the covenants, the Subordinated Credit Facility contains representations, warranties, covenants and default provisions customary for a facility of this type.

REGULATION S BOND Through February 13, 1998 the Company was engaged in the distribution in Europe of Deutschemark denominated (DEM) 12% Bonds ("12% Bonds") totaling DEM 3.95 million $(2.2 million). Under Regulation S of the Securities Act, the Company is prohibited from selling these Bonds to U.S. persons (as defined in Regulation S). The Company has discontinued its efforts to sell any additional 12% Bonds.

The Company is obligated to make periodic interest payments (January 15 and July 15 of each year) and to repay the principal when it comes due on July 15, 2000 in DEM. All interest payments have been paid in full at the time they came due. The funds generated by the Company from operations, which form the primary source of funds to pay the interest, are denominated in $US. The source of funds required to repay the principal outstanding on these bonds has not yet been identified, since the bonds do not mature until July 15, 2000. The Company is exposed to the risk that, upon repayment, the exchange rate between DEM and $US may be less favorable than that which existed at the time that the bonds were issued. This would result in the Company having to repay a larger number of $US than it received initially. Changes in the $US equivalent of the DEM bonds arising from changes to the DEM:$US exchange rate are recognized monthly. At December 31, 1997 the Company had recorded unrealized exchange rate gains of approximately $361,000 (at June 30, 1997 $300,000). However, there are no assurances that the Company will continue to realize gains related to favorable changes in the DEM:$US exchange rates in the future. Unfavorable changes to the DEM:$US exchange rate will result in the Company recording unrealized exchange rate losses related to the changes as they occur. The Company believes it has the opportunity to enter into arrangements to manage its DEM:$US exchange rate risk. At this time, the Company has not entered into any such arrangements.

SUBORDINATED NOTES TO SELLERS Pursuant to the Frymire Purchase in November 1996, the Company issued three notes to the seller. The first two notes plus accrued interest were retired on their respective due dates. The third note, initially in the amount of $227,500, is payable monthly with principal and interest amortized over two years, bearing interest at ten percent (10%). All payments relating to the third note have been made as they came due. The principal outstanding on this note, at February 13, 1998 approximated $55,300 (at December 31, 1997 $75,504). This note is fully subordinated to the Senior Credit Facility. The Company has and continues to intend to use funds from operations to retire the remainder of this note and related interest. There can be no assurances that the Company can generate the funds to redeem the note and related interest that matures on July 1, 1998.

REGULATION D SHARES The Company issued 150,000 shares of Common Stock pursuant to Regulation D in December 1997, in consideration for services rendered, which it valued at $2.00 per share $(300,000) for purposes of this transaction. In December 1997 the Company issued 10,000 shares of Series "C" preferred stock for $10,000,000, and 400 shares of Series "C" preferred stock as partial consideration for services rendered in the placement of this Series "C" preferred stock. The aggregate liquidation preference is $10,400,000. This Series "C" preferred stock is convertible into the Common Stock of the Company on the basis of a formula that is a function of the market price of the Common Stock at the time of the conversion (See "Part II, Item 2"). With the issuance of the Series "C" preferred stock, both the Bank of Montreal and Joint Energy Development Investments Limited Partnership have acknowledged that the Company's covenants to each of them to raise $5.4 million of net cash equity by December 31, 1997 from the issuance of Common Stock of the Company have been met.

REGULATION S SHARES In January 1998 the Company issued 200,000 shares of its common stock to a "non-U.S. person" pursuant to the exercise of 200,000 Class A Warrants for $2.50 per share $(500,000).

WARRANTS In December 1997 the Company issued 340,138 warrants in conjunction with the issuance of the Series "C" preferred stock. These warrants are exercisable at a strike price on the basis of a formula that is a function of the market price of the Common Stock at the time of exercise of the warrants. These warrants may be exercised commencing December 24, 1997 and ending on December 24, 2001 (See Part II, Item 2).

In February 1998 the Company issued 1,145,134 warrants ("maintenance warrants") to JEDI pursuant to a Securities Purchase Agreement dated March 27, 1997. A total of 1,554,973 maintenance warrants have been issued to JEDI. These maintenance warrants are exercisable at strike prices ranging from $1.85 to $3.50 per common share for total proceeds of approximately $4 million. All of the maintenance warrants are currently exercisable and expire at various times prior to December 31, 1998.

In addition, there are 1,800,000 Class A warrants and 1,000,000 Class B warrants outstanding. These "A" and "B" warrants can be exercised at a strike price of $2.50 per common share and expire on December 31, 1998.

EXCHANGE RIGHTS The Subordinated Credit Facility provides that, commencing January 1999, during certain periods, any indebtedness of Queen Sand Resources, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company, may be exchanged by the lenders for shares of the Company's Common Stock. The exchange ratio is based on a formula that is a function of the market price of the Common Stock at the time of exchange (See "Part II, Item 2").

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

YEAR 2000 COMPUTER ISSUE The Company has reviewed its computer systems in order to evaluate necessary modifications for the year 2000. The Company does not currently anticipate that it will incur material expenditures to complete any such modifications.


                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           None


ITEM 2.    CHANGES IN SECURITIES

ISSUANCE OF SERIES C PREFERRED STOCK AND WARRANTS On December 24, 1997, in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and on Regulation D promulgated pursuant to the Securities Act, the Company issued 10,000 shares of Series C Convertible Preferred Stock, par value $0.01 per share, of the Company (the "Series C Preferred Stock") to certain institutional investors (collectively, the "Purchasers") and warrants to purchase an aggregate of 340,138 shares of the Company's Common Stock (the "Warrants") to the Purchasers in exchange for aggregate cash consideration of $10,000,000. In addition, in reliance on Section 4(2) of the Securities Act, and on Regulation D promulgated pursuant to the Securities Act, the Company issued 400 shares of Series C Preferred Stock to Palisades Holdings, Inc. in exchange for its services as the placement agent for the transaction. The Warrants may be exercised in full or in part by means of payment of the exercise price which is equal to a fixed conversion price in effect on the exercise date; provided, however, that if the ADTV (as defined in the Certificate of Designation of the Series C Preferred Stock (the "Series C Certificate of Designation")) for the Common Stock during the period of six (6) months following the closing date is less than five hundred and forty thousand dollars $(540,000), the exercise price shall be the lesser of (i) the fixed conversion price and (ii) the average of the closing bid prices (as defined in the Series C Certificate of Designation) for the Common Stock during the twenty-two (22) trading days occurring prior to the last day of such six-month period.

DESCRIPTION OF SERIES C PREFERRED STOCK The Series C Certificate of Designation authorizes the issuance of up to 10,400 shares of Series C Preferred Stock. The following description of the rights, preferences and limitations of the Series C Preferred Stock is a summary only and is qualified in its entirety by reference to the entire text of the Series C Certificate of Designation which is an exhibit to a Current Report on Form 8-K dated December 24, 1997 filed by the Company with the Securities and Exchange Commission.

Voting The holders of shares of Series C Preferred Stock are not entitled to vote with the holders of the Company's Common Stock except as required by law or as set forth below.

For so long as any shares of Series C Preferred Stock are outstanding, the following matters will require the approval of the holders of at least two-thirds of the then outstanding shares of Series C Preferred Stock, voting together as a separate class:

         (i) alter or change the rights, preferences or privileges of the Series C Preferred Stock or any other capital stock of the Company so as to affect adversely the Series C Preferred Stock;

         (ii) create any new class or series of capital stock having a preference over or ranking pari passu with the Series C Preferred Stock as to redemption, the payment of dividends or distribution of assets upon a Liquidation Event (as defined in the Series C Certificate of Designation) or any other liquidation, dissolution or winding up of the Company;

         (iii) increase the authorized number of shares of preferred stock of the Company;

         (iv) re-issue any shares of Series C Preferred Stock which have been converted in accordance with the terms hereof;

         (v) issue any Senior Securities (other than the Company's Series B Participating Convertible Preferred Stock pursuant to the terms of the Company's Series A Participating Convertible Preferred Stock) or Pari Passu Securities (each, as defined in the Series C Certificate of Designation); or

         (vi) declare, pay or make any provision for any dividend or distribution with respect to the Common Stock or any other capital stock of the Company ranking junior to the Series C Preferred Stock as to dividends or as to the distribution of assets upon liquidation, dissolution or winding up of the Company.

In the event that the holders of at least two-thirds (2/3) of the then outstanding shares of Series C Preferred Stock agree to allow the Company to alter or change the rights, preferences or privileges of the shares of Series C Preferred Stock pursuant to the terms hereof, or to waive any rights of the holders hereunder, then the Company will deliver notice of such approved change to the holders of the Series C Preferred Stock that did not agree to such alteration or change (the "Dissenting Holders") and the Dissenting Holders shall have the right for a period of thirty (30) days following such delivery to convert their Series C Preferred Stock pursuant to the terms hereof as they existed prior to such alteration or change, or to continue to hold such shares. No such change shall be effective to the extent that, by its terms, it applies to less than all of the holders of Series C Preferred Stock then outstanding.

Conversion Subject to certain limitations set forth in the Series C Certificate of Designation, a holder of shares of Series C Preferred Stock has the right, at the holder's option, to convert all or a portion of its shares into shares of Common Stock at any time. The number of shares of Common Stock into which a share of Series C Preferred Stock may be converted will be determined as of the conversion date according to a formula set forth in the Series C Certificate of Designation. If the Company fails to deliver shares of Common Stock to a holder following a conversion in accordance with the Series C Certificate of Designation, then the Company will be liable to the holder for certain cash default payments set forth in the Series C Certificate of Designation.

On December 24, 2001, all shares of Series C Preferred Stock that are then outstanding shall be automatically converted into the number of shares of Common Stock determined in accordance with the formula set forth in the Series C Certificate of Designation.

The Series C Certificate of Designation provides for customary adjustments to the number of shares issuable upon conversion in the event of certain dividends and distributions to holders of Common Stock, certain reclassifications of the Common Stock, stock splits, combinations and mergers and similar transactions and certain changes of control.

Dividends The holders of the shares of Series C Preferred Stock are entitled to receive dividends, when, and as if declared by the Board of Directors, out of funds legally available therefor, subject to the prior payment of any accumulated and unpaid dividends to holders of Senior Securities, but before payment of dividends to holders of Junior Securities (as defined in the Series C Certificate of Designation), cumulative dividends on each of the Series C Preferred Stock shares in an amount equal to the stated value of such share multiplied by five percent (5%).

Liquidation Upon the liquidation, dissolution or winding up of the Company, the holders of the shares of Series C Preferred Stock, before any distribution to the holders of Junior Securities, and after payment to holders of Senior Securities, will be entitled to receive an amount equal to the stated value of the Series C Preferred Stock (subject to ratable adjustment in the event of reclassification of the Series C Preferred Stock or other similar event) plus any accrued and unpaid dividends thereon ("Liquidation Preference").

Optional Redemption The Company has the right to redeem all of the outstanding Series C Preferred Stock at a price equal to the Liquidation Preference of the Series C Preferred Stock then held by the holder divided by eighty percent (80%) ("Optional Redemption Price"), to the extent permitted by law and so long as (i) the Company has sufficient cash available at the time; (ii) the Company delivers prior written notice at least thirty trading days prior to the redemption, specifying both the date of the redemption and the amount payable to the holder; and (iii) the Common Stock is actively traded on the NASDAQ Stock Market, the New York Stock Exchange or the American Stock Exchange.

Mandatory Redemption The Series C Certificate of Designation provides for mandatory redemption by the Company when a Mandatory Redemption Event occurs (as defined in the Series C Preferred Stock Certificate of Designation).

Upon the occurrence of a Mandatory Redemption Event, each holder of Series C Preferred Stock will have the right to require the Company to redeem its Series C Preferred Stock at a redemption price equal to the greater of (i) the Liquidation Preference of the Series C Preferred Stock being redeemed multiplied by one hundred and twenty five percent (125%) and (ii) an amount determined by dividing the Liquidation Preference of the Series C Preferred Stock being redeemed by the conversion price in effect on the mandatory redemption dated and multiplying the resulting quotient by the average closing bid price for the Common Stock on the five (5) trading days preceding the mandatory redemption date ("Mandatory Redemption Price").

If the Mandatory Redemption Price is not paid within five business days of the redemption date and the holder has tendered its Series C Preferred Stock to the Company, the holder is entitled to interest thereon, from the redemption date until the Mandatory Redemption Price has been paid in full.

If the Mandatory Redemption Price is not paid within ten business days of the redemption date, each holder of shares of Series C Preferred Stock will have the right, by written notice to the Company, to require the Company to issue, in lieu of the Mandatory Redemption Price, the number of shares of Common Stock of the Company equal to the Mandatory Redemption Price divided by the conversion price in effect on such conversion date as specified by the holder, with the conversion price to be reduced by one percent (1%) for each day beyond the 10th business day in which the Company fails to pay the Mandatory Redemption Price, but with the maximum reduction of the conversion price to be fifty percent (50%).

ISSUANCE OF EXCHANGEABLE NOTE Effective December 29, 1997, Queen Sand Resources, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, entered into the Subordinated Credit Facility with Enron. The Subordinated Credit Facility provides that commencing January 1, 1999, during certain periods under the facility, the lenders may exchange any debt outstanding under the facility into the Company's Common Stock. The exchangeable debt was issued in reliance on
Section 4(2) of the Securities Act. The exchange ratio is based on a formula that is a function of the market price of the Common Stock at the time of the exchange.

ISSUANCE OF COMMON STOCK In reliance on Regulation D promulgated pursuant to the Securities Act, the Company issued 150,000 shares of Common Stock in December 1997 to a consulting firm as partial consideration for services rendered, which the Company valued at $2.00 per share $(300,000).

In reliance on Regulation S promulgated pursuant to the Securities Act, the Company issued 200,000 shares of Common Stock in January 1998 pursuant to the exercise of 200,000 Class A Warrants for $2.50 per share $(500,000).

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Annual Meeting of Stockholders of the Company was held on November 20, 1997, at which the election of five directors, the appointment of Ernst & Young LLP as the Company's independent public accountants for 1997 and the adoption of the Company's 1997 Incentive Equity Plan were considered. Edward J. Munden was re-elected as a director and received 24,511,384 votes for his election, with 0 votes withheld. Bruce I. Benn was re-elected as a director and received 24,511,384 votes for his election, with 0 votes withheld. Robert P. Lindsay was re-elected as a director and received 24,511,384 votes for his election, with 0 votes withheld. Ted Collins, Jr. was re-elected as a director and received 24,511,384 votes for his election, with 0 votes withheld. Eli Rebich was re-elected as a director and received 24,511,384 votes for his election, with 0 votes withheld. Ernst & Young LLP was ratified as independent accountants for the Company for the fiscal year ending June 30, 1998 and received 24,510,684 votes for their ratification, 700 votes against and 0 votes abstaining. The adoption of the Company's 1997 Incentive Equity Plan was approved with 24,087,644 votes in favor of approval, 13,050 votes against and 50 votes abstaining.


ITEM 5.    OTHER INFORMATION

           None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         [A]
         The following exhibits are included herein:

         10.1 Subordinated Revolving Credit Loan Agreement dated as of December 29, 1997 among Queen Sand Resources, Inc., a Nevada corporation, Enron Capital & Trade Resources Corp., as agent, and the lenders named therein.

         10.2 Guaranty dated as of December 29, 1997 executed by Corrida Resources, Inc. and Northland Operating Co. for the benefit of Enron Capital & Trade Resources Corp., as agent.

         10.3 Guaranty dated as of December 29, 1997 executed by the Company for the benefit of Enron Capital & Trade Resources Corp., as agent.

         10.4 Registration Rights Agreement dated as of December 29, 1997 among the Company, Enron Capital & Trade Resources Corp. and Joint Energy Development Investments Limited Partnership.

         10.5 Second Amendment, dated December 29, 1997, to Credit Agreement, dated as of August 1, 1997, among Queen Sand Resources, Inc., a Nevada corporation, and Bank of Montreal, as agent.

         10.6 Third Amendment, dated February 10, 1998, to Credit Agreement, dated as of August 1, 1997 among Queen Sand Resources, Inc. a Nevada corporation, and Bank of Montreal, as agent.

         [B]      Reports on Form 8-K

         1. Current Report on Form 8-K dated December 24, 1997 disclosing certain matters under Item 5.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             QUEEN SAND RESOURCES, INC.



                             By:      /s/ Edward J. Munden
                                      Edward J. Munden
                                      Chairman of the Board, President and Chief
                                      Executive Officer

                             By:      /s/ Ronald I. Benn
                                      Ronald I. Benn
                                      Chief Financial Officer


Date:

                                EXHIBIT INDEX
                                -------------


Exhibit No.                    Description
-----------                    -----------


   10.1 Subordinated Revolving Credit Loan Agreement dated as of December 29, 1997 among Queen Sand Resources, Inc., a Nevada corporation, Enron Capital & Trade Resources Corp., as agent, and the lenders named therein.

   10.2 Guaranty dated as of December 29, 1997 executed by Corrida Resources, Inc. and Northland Operating Co. for the benefit of Enron Capital & Trade Resources Corp., as agent.

   10.3 Guaranty dated as of December 29, 1997 executed by the Company for the benefit of Enron Capital & Trade Resources Corp., as agent.

   10.4 Registration Rights Agreement dated as of December 29, 1997 among the Company, Enron Capital & Trade Resources Corp. and Joint Energy Development Investments Limited Partnership.

   10.5 Second Amendment, dated December 29, 1997, to Credit Agreement, dated as of August 1, 1997, among Queen Sand Resources, Inc., a Nevada corporation, and Bank of Montreal, as agent.

   10.6 Third Amendment, dated February 10, 1998, to Credit Agreement, dated as of August 1, 1997 among Queen Sand Resources, Inc. a Nevada corporation, and Bank of Montreal, as agent.