Form 10KSB/A
period 1997-06-30
QUEEN SAND RESOURCES INC
filed 1998-04-23
CIK 943548

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-KSB/A-1

[X]                      ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended June 30, 1997

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Transition Period from               to
                                         -------------    -------------
                           COMMISSION FILE NO. 0-21179

                           QUEEN SAND RESOURCES, INC.
                 (Name of small business issuer in its charter)

            STATE OF DELAWARE                                  75-261556
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)

           3500 OAK LAWN, SUITE 380
                DALLAS, TEXAS                                    75219-4398
    (Address of principal executive offices)                     (Zip Code)

          ISSUER'S TELEPHONE NUMBER:                           (214) 521-9959

Securities registered under Section 12(b) of the Exchange Act:    none

Securities registered under Section 12(g) of the Exchange Act:

   Common Stock, par value $.0015 per share

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past ninety (90) days. YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB.[ ]

         State issuer's revenues for its most recent fiscal year. $4,381,035

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, of such common equity, as of April 20, 1998 was $118,094,986. (In computing this number, issuer has assumed all holders of greater than 5% of the common equity and all directors and officers are affiliates of the issuer.)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of April 20, 1998: 23,572,153.

         The information required by Items 9, 10, 11 and 12 under Part III of this report is incorporated by reference from the issuer's definitive proxy statement for its 1997 Annual Meeting of Stockholders dated October 28, 1997.

         Transitional Small Business Disclosure Format: YES [ ] NO [X]

================================================================================

                           QUEEN SAND RESOURCES, INC.

                                FORM 10-KSB/A-1

                                 AMENDMENT NO. 1

         The undersigned registrant hereby amends and restates Note 2 to Financial Statements of Business Acquired, Collins and Ware Properties, Notes to Statements of Operating Revenues and Direct Operating Expenses on page F-34 of its Annual Report on Form 10-KSB for the fiscal year ending June 30, 1997 by adding disclosure concerning development and exploratory costs incurred as set forth in the pages attached hereto.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                       QUEEN SAND RESOURCES, INC.


                                       By: /s/ ROBERT P. LINDSAY
                                           ------------------------------------
                                       Robert P. Lindsay
                                       Chief Operating Officer
                                       and Executive Vice President




Dated:  April 22, 1998

2. SUPPLEMENTAL OIL AND GAS RESERVE AND STANDARDIZED MEASURE INFORMATION (UNAUDITED)

         During the fiscal years ended June 30, 1996 and 1997, development costs of $773,000 and $437,000, respectively, were incurred on the properties. There were no exploratory costs or incremental general and administrative costs incurred.

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


                                         Oil                    Gas
                                        (Bbls)                 (Mcf)
                                        ------               ---------
Proved reserves                         850,805              1,476,139
                                        =======              =========
Proved developed reserves               632,825              1,228,483
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

         The Standardized Measure of discounted future net cash flows relating to proved oil and gas reserves of the Collins and Ware Properties at June 30, 1997 follows:


Future cash inflows                                               $18,929,000

Future production and development                                   6,031,055
                                                                  -----------
Future net cash flows                                              12,898,035

10% annual discount for estimated timing of cash flows              4,932,053
                                                                  -----------
Standardized Measure                                              $ 7,965,982
                                                                  ===========



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