Form 10QSB
period 1998-03-31
QUEEN SAND RESOURCES INC
filed 1998-05-15
CIK 943548

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

Yes [X]  No [_]

24,224,674 shares of the registrant's Common Stock were outstanding as of May 14, 1998

Transitional Small Business Disclosure Format: Yes [_] No [X]

                         PART I - FINANCIAL INFORMATION

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

                      Consolidated Condensed Balance Sheets
                                   (unaudited)

                                                     March 31,       June 30,
                                                       1998            1997
                                                   ------------    ------------
                       Assets
Current assets:
     Cash                                          $  1,136,695    $    309,695
     Accounts receivable and other current assets     1,416,366         756,092
                                                   ------------    ------------
         Total current assets                         2,553,061       1,065,787
Deposit on oil and natural gas properties            15,000,000              --
Net property and equipment                           30,466,047      16,187,209
Other assets                                            304,388              --
                                                   ------------    ------------

                                                   $ 48,323,496    $ 17,252,996
                                                   ============    ============

        Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and other                    $  2,490,970    $  1,588,668
     Current portion of long-term debt                  120,138       2,080,897
                                                   ------------    ------------
         Total current liabilities                    2,611,108       3,669,565

Long-term obligations, net of current portion        23,309,967       7,151,881
                                                   ------------    ------------
         Total liabilities                           25,921,075      10,821,446
                                                   ------------    ------------

Commitments

Stockholders' equity:
     Preferred stock, $.01 par value                     96,104          96,000
     Common stock, $.0015 par value                      49,812          45,635
     Additional paid-in capital                      32,579,720      14,474,844
     Accumulated deficit                             (5,323,215)     (3,184,929)
     Treasury stock                                  (5,000,000)     (5,000,000)
                                                   ------------    ------------
             Total stockholders' equity              22,402,421       6,431,550
                                                   ------------    ------------

                                                   $ 48,323,496    $ 17,252,996
                                                   ============    ============

                             See accompanying notes.

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

                 Consolidated Condensed Statements of Operations
                                   (unaudited)

                                                    Three Months Ended              Nine Months Ended
                                                         March 31                        March 31
                                                         --------                        --------
                                                  1998            1997            1998            1997
                                                  ----            ----            ----            ----
Oil & Gas Revenues                              $1,507,387      $1,338,179      $4,849,281      $3,118,022

Expenses:
   Oil and gas production expenses               1,108,734         648,318       3,182,642       1,632,129
   Depreciation, depletion and amortization        469,250         290,000       1,340,000         747,000
   General & administrative expenses               427,759         362,130       1,645,927         911,148
   Interest and financing costs                    259,635         230,149         898,791         655,677
Foreign currency exchange gains                    (64,664)       (178,899)        (79,793)       (200,917)
                                              ------------    ------------    ------------    ------------

Net Loss                                         ($693,327)       ($13,519)    ($2,138,286)      ($627,015)
                                              ============    ============    ============    ============

Net Loss per Common Share                           ($0.03)         ($0.00)         ($0.09)         ($0.02)
                                              ============    ============    ============    ============

Weighted average number of common
shares outstanding                              22,400,009      29,007,546      23,610,660      27,796,918
                                              ============    ============    ============    ============

                             See accompanying notes.

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows
                                   (unaudited)

                                                            Nine Months Ended March 31
                                                            --------------------------
                                                               1998            1997
                                                               ----            ----
Cash flows from operating activities:
   Net loss                                                 ($2,138,286)      ($627,015)
   Depreciation, depletion and amortization                   1,340,000         747,000
   Issuance of common stock for services rendered               300,000               0
   Unrealized gains on foreign exchange obligations             (51,009)       (151,543)
   Net changes in operating assets and liabilities              (62,360)        101,476
                                                           ------------    ------------
        Net cash provided (used) in operating activities       (608,608)         45,231
                                                           ------------    ------------
Cash flows used in investing activities
    Additions to property and equipment                     (25,788,818)     (3,727,469)
Cash flows from financing activities:
   Proceeds from long-term obligations                       16,291,054         779,134
   Payments on short-term notes                              (2,008,056)       (850,000)
   Payments on capital lease obligations                        (52,078)        (44,379)
   Proceeds from the sale of capital stock                   12,996,553       3,485,500
                                                           ------------    ------------
        Net cash provided by financing activities            27,227,473       3,370,255
                                                           ------------    ------------

Net increase (decrease) in cash                                 827,000        (287,296)

Cash at beginning of period                                     309,695         599,621
                                                           ------------    ------------

Cash at end of period                                        $1,136,695        $312,325
                                                           ============    ============

                             See accompanying notes.

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                 March 31, 1998
                                   (unaudited)

(1)   General

      The information furnished reflects all adjustments (consisting solely of normal recurring accruals) which are, in the opinion of management, necessary to a fair presentation of the consolidated financial position of Queen Sand Resources, Inc. (the "Company") as of June 30, 1997 and March 31, 1998 and the results of operations for the three and nine month periods ended March 31, 1998 and 1997 respectively, and the cash flows for the nine month periods ended March 31, 1998 and 1997. The results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of the operating results for the full fiscal year ending June 30, 1998. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended June 30, 1997.

(2)   Common Stock

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented have been, where necessary, restated to confirm to the Statement 128 requirements.

      During the nine months ended March 31, 1998 the Company issued 350,000 and 200,000 shares of common stock pursuant to Regulation S for $1,067,500 and $700,000 ($3.05 and $3.50 per share), respectively. The Company issued 500,000 shares of common stock pursuant to Regulation S for $500,000 ($2.50 per share) as a result of the exercise of 500,000 `A' Warrants. The Company also issued 247,608 shares of common stock pursuant to Section 4(2) of the Securities Act of 1933 for $619,020 ($2.50 per share) related to the exercise of certain anti-dilution rights by Joint Energy Development Investments Limited Partnership ("JEDI") arising from the exercise of the 500,000 `A' Warrants. The Company issued 1,000,000 shares of common stock valued at $3,125,000 ($3.125 per share) as partial consideration for the acquisition of oil and natural gas producing properties in New Mexico, Oklahoma and Texas (see Note 4). The Company issued 337,500 shares of common stock valued at $1,687,500 ($5.00 per share) as partial consideration for the acquisition of natural gas producing properties in Kentucky (see Note 4). The Company issued 150,000 restricted shares of common stock in consideration of services rendered, which it valued at $2.00 per share ($300,000).

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                 March 31, 1998
                                   (unaudited)

(3)   Hedging Activities

      The Company has entered into agreements with Enron Capital & Trade Resources Corp. ("Enron"), an affiliate of JEDI, the holder of 9.6 million shares of the Company's Series A Participating Convertible Preferred Stock, to hedge 50,000 MMBtu of natural gas production and 10,000 barrels of oil production monthly. The agreements, which were effective September 1, 1997, and terminate August 31, 1998, call for a gas and oil ceiling and floor price of $2.66 and $1.90 per MMBtu of natural gas and $20.40 and $18.00 per barrel of crude oil, respectively. If the average market price of oil and gas per month, as defined in the agreements, exceeds the ceiling price, the Company must pay Enron an amount equal to one-half of the amount of the hedged quantities multiplied by the difference between the ceiling price and the market price. If the average market price, as defined, falls below the floor price, Enron will pay the Company an amount equal to the amount of the hedged quantities multiplied by the difference in the floor price and the market price. Pursuant to these hedging agreements, the Company received cumulative net payments from Enron of $74,000 as a result of crude oil prices below the floor price in the agreement during the three months ended March 31, 1998.

(4)   Acquisitions

      On August 1, 1997 (with an effective date of February 1, 1997) the Company acquired from Collins & Ware, Inc. 77 productive wells (12.35 net productive wells) located in various counties in New Mexico, Oklahoma and Texas. In consideration for these properties the Company paid, subject to standard industry adjustments at closing, approximately $6,000,000 in cash and issued 1,000,000 restricted shares of its common stock which it valued, for purposes of this transaction, at $3.125 per share ($3,125,000).

      On March 9, 1998 (with an effective date of January 1, 1998) the Company acquired 21 productive wells (12.6 net productive wells) and 61,421 acres (36,858 net acres) in Kentucky. In consideration for these properties the Company paid, subject to standard industry adjustments at closing, approximately $450,000 in cash and issued 337,500 shares of its common stock which it valued, for purposes of this transaction, at $5.00 per share ($1,687,500).

      On March 20, 1998 the Company provided a $15 million deposit pursuant to the pending acquisition of certain oil and natural gas properties. This acquisition was completed on April 20, 1998 (see Note 5).

(5)   Subsequent Events

      On April 17, 1998 the Company amended and restated its Senior Credit Agreement with the Bank of Montreal to provide for a maximum borrowing of $125 million. The borrowing base is set at $96 million. On April 17, 1998 the Company entered into a Variable Rate Senior Second Secured Note Purchase Agreement in the amount of $30 million and a Variable Rate Senior Third Secured Equity Bridge Note Purchase Agreement with three Lenders, also in the amount of $30 million.

      On April 20, 1998 the Company acquired certain non-operated net profits interests and royalty interests for gross cash consideration of $150 million plus related costs of approximately $4 million (currently estimated to be approximately $130 million after adjustments for production and capital expenditures since October 1, 1997, the effective date of the purchase) from pension funds managed by J.P. Morgan

      Investments (the "Morgan Property Acquisition"). The oil and natural gas properties are primarily located in East Texas, South Texas and the Mid-Continent region of the United States. The Company used $92 million of the proceeds of the Senior Credit Agreement, $30 million under the Variable Rate Senior Second Secured Note Purchase Agreement and $30 million under the Variable Rate Senior Third Secured Equity Bridge Note Purchase Agreement to fund this acquisition.

      On April 22, 1998 the Company entered into a commodity price swap contract with Enron, an affiliate of a Company shareholder, JEDI, for approximately 25% of the Company's expected natural gas production between May 1, 1998 and December 31, 2003,at a price of $2.40 per MMBTU. The Company also entered into a floor contract with Enron for approximately 10% of the Company's expected natural gas production between May 1, 1998 and December 31, 2003 at a floor price of $1.90 per BTU. On April 23, 1998 the Company entered into a non-participating collar contract with the Bank of Montreal for approximately 40% of its expected natural gas production between May 1, 1998 and December 31, 2003, with a floor price of $2.00 per MMBTU and ceiling prices ranging from $2.70 to $2.90 per MMBTU.

      On May 8, 1998 the Company entered into a ten year LIBOR swap transaction with the Bank of Montreal at 6.30% on $125 million effective June 30, 1998.

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

SELECTED FINANCIAL DATA

The following tables set forth selected financial data for the Company. The financial data was derived from the consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included herein. The consolidated financial statements for the three and nine month periods ended March 31, 1998 and 1997 reflect all adjustments which, in the opinion of the Company, are necessary for a fair presentation of the results of operations and the financial position of the Company. The results of operations for the three and nine months ended March 31, 1998 will not necessarily be indicative of the operating results for the full fiscal year ending June 30, 1998.

                                               Three Months Ended             Nine Months Ended
                                                    March 31                      March 31
                                           --------------------------    --------------------------
                                               1998           1997           1998           1997
                                           -----------    -----------    -----------    -----------
Operations Data:
Oil and Natural Gas Sales                   $1,507,387     $1,338,179     $4,849,281     $3,118,022
Oil and Natural Gas Production Expenses      1,108,734        648,318      3,182,642      1,632,129
                                           -----------    -----------    -----------    -----------
Net Oil and Natural Gas Revenues               398,653        689,861      1,666,639      1,485,893

Depreciation, Depletion and Amortization       469,250        290,000      1,340,000        747,000
General and Administrative Expenses            427,759        362,130      1,645,927        911,148
Interest and Financing Expense                 259,635        230,149        898,791        655,677
Interest and Other Income                      (64,664)      (178,899)       (79,793)      (200,917)
                                           -----------    -----------    -----------    -----------
Net Loss                                     ($693,327)      ($13,519)   ($2,138,286)     ($627,015)
                                           ===========    ===========    ===========    ===========

                                          Three Months Ended  Nine Months Ended
                                                March 31          March 31
                                          ------------------  -----------------
                                             1998     1997      1998     1997
Sales Data
  Oil (Bbls)                                 60,531   42,145   184,562  100,611
  Gas (Mcf)                                 244,370  163,261   736,058  366,182
  Oil and Gas (BOE)                         101,259   69,355   307,238  161,641

Average Sales Price
  Oil (per Bbl)                             $16.60   $21.29    $17.19   $21.91
  Gas (per Mcf)                             $ 2.06   $ 2.70    $ 2.28   $ 2.49
  Per BOE                                   $14.89   $19.30    $15.78   $19.29

Average Cost Data ($/BOE):
  Production and operating costs            $10.95   $ 9.35    $10.35   $10.10
  Depreciation, Depletion and Amortization  $ 4.63   $ 4.18    $ 4.36   $ 4.62
  General and Administrative Expenses       $ 4.22   $ 5.22    $ 5.36   $ 5.64
  Interest and Financing Expense            $ 2.56   $ 3.32    $ 2.93   $ 4.06

The following discussion of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included herein.

RESULTS OF OPERATIONS

The Three Months Ended March 31, 1998 Compared To The Three Months Ended March 31, 1997

Revenues The Company's total revenues rose by $169,000 (13%) to $1,507,000 for the three months ended March 31, 1998, from $1,338,000 for the comparable period in 1997. This increase is a result of a 46% increase in the barrels of oil equivalent ("BOEs") produced offset by a 22.8% decrease in selling prices.

The Company produced 60,531 barrels of crude oil during the three months ended March 31, 1998, an increase of 18,386 barrels (44%) over the 42,145 barrels produced during the comparable period in 1997. This increase was comprised of a decrease of 6,404 (27%) barrels from the properties that the Company owned during both periods and an increase of 24,790 barrels from the properties acquired during the period April 1, 1997 to March 31, 1998. The decrease in production of crude oil from the properties owned during the comparative quarters is primarily a reflection of natural depletion of the crude oil producing reservoirs, and the temporary loss of production from certain properties due to work-overs during the three months ended March 31, 1998.

The Company produced 244,370 Mcf of natural gas during the three months ended March 31, 1998, an increase of 81,109 Mcf (50%) over the 163,261 Mcf produced during the comparable period in 1997. This increase consists primarily of 80,687 Mcf from the properties acquired during the period from April 1, 1997 to March 31, 1998. The increase in production from the properties owned during the comparative quarters is a result of the successful work-over of certain producing and non-producing wells, off-set by the natural depletion of the natural gas producing reservoirs.

The average selling price of oil was $16.60 per bbl for the three months ended March 31, 1998, compared to $21.29 per bbl in the comparable period in 1997. This decrease of $4.69 per bbl (22%) is a result of general decreases in oil prices. The average selling price of natural gas was $2.06 per Mcf for the three months ended March 31, 1998, compared to $2.70 per Mcf in the comparable period in 1997. This decrease of $0.64 per Mcf (24%) is a result of general decreases in natural gas prices during the three months ended March 31, 1998.

Production Expenses The Company's lease operating expenses ("LOEs") rose to $1,109,000 for the three months ended March 31, 1998, an increase of $460,000 (71%) from the comparable period in 1997. This increase is a combination of the 46% increase in production and an increase in non-recurring LOEs. The average LOE per BOE was $10.95 per BOE during the three months ended March 31, 1998, an increase of $1.60 (17%) over the average LOE per BOE of $9.35 for the comparable period in 1997. Recurring LOE's, those costs incurred in the normal operations of the Company, were $751,000 during the three months ended March 31, 1998, or $7.42 per BOE, as compared to $633,000, or $9.13 per BOE, during the comparable period in 1997. This represents a $1.71 per BOE (19%) improvement. The Company believes that this improvement per BOE is a result of improved efficiencies at an operating level and the acquisition of properties with lower average operating costs per BOE than those the Company has owned during the preceding years. Non-recurring LOEs, which are work-over costs incurred to increase production from existing producing reservoirs and thus are arguably more capital in nature, which must be treated as expenses under the Securities and Exchange Commission accounting rules, were $358,000 ($3.53 per BOE) during the three months ended March 31, 1998, as compared to only $15,000 ($0.22 per BOE) during the comparable period in 1997. This $343,000 increase in non-recurring LOEs is consistent with the Company's strategy of redeveloping its properties to increase production, the objective of which is to increase production and reduce the LOE per BOE. The Company believes that this program will have the desired effect on production and LOEs over the long term.

Depreciation, Depletion and Amortization Expense Depreciation, depletion, and amortization ("DD&A") costs were $469,000 for the three months ended March 31, 1998, an increase of $179,000 (62%) over the $290,000 recognized during the comparable period in 1997. This increase relates primarily to the 46% increase in BOE produced. The DD&A cost per BOE was $4.63 during the three months ended March 31, 1998, an increase of $0.45 per BOE (11%) over the $4.18 per BOE for the comparable period in 1997. While the depletion expense per BOE has remained constant at $4.07 for the two comparable periods, the depreciation and amortization expense for the three months ended March 31, 1998 has risen by $0.45 per BOE to $0.56 per BOE compared to $0.11 per BOE for the comparable period in 1997. This increase is related to the depreciation on the additional office equipment required to support the increase in operations and the amortization of the deferred financing costs associated with the Subordinated Credit facility with Enron.

General and Administrative Costs The general and administrative costs of the Company were $428,000 during the three months ended March 31, 1998, as compared to $362,000 for the comparable period in 1997. This increase of $65,000 (18%) is a result of the increased activity of the Company. On a cost per BOE produced basis, general and administrative expenses were $4.22 per BOE, a decrease of $1.00 per BOE from the $5.22 per BOE for the comparable period in 1997.

Interest Expense The Company incurred interest charges of $260,000 during the three months ended March 31, 1998, compared to $230,000 for the comparable period in 1997. This increase of $30,000 (13%) is a reflection of the increase in the average interest bearing debt of the Company, from $6.8 million for the three months ended March 31, 1997 to $9.2 million during the three months ended March 31, 1998. This increase in the average interest bearing debt of $2.4 million was used primarily to finance a $15 million deposit related to the Morgan Property Acquisition that closed on April 20, 1998.

The Nine Months Ended March 31, 1998 Compared To The Nine Months Ended March 31, 1997

Revenues The Company's total revenues rose by $1,732,000 (56%) to $4,849,000 for the nine months ended March 31, 1998, from $3,118,000 for the comparable period in 1997. This increase is a result of increases in both the BOE produced offset by a decrease in selling prices.

The Company produced 184,562 barrels of crude oil during the nine months ended March 31, 1998, an increase of 83,951 barrels (83%) over the 100,611 barrels produced during the comparable period in 1997. This increase was comprised of a decrease of 13,150 barrels (17%) from the properties that the Company owned during both periods and an increase of 97,101 barrels from the properties acquired during the period from April 1, 1997 to March 31, 1998. The decrease in production of crude oil from the properties owned during the comparative nine months is primarily a reflection of natural depletion of the crude oil producing reservoirs, and the temporary loss of production from certain properties due to work-overs during the nine months ended March 31, 1998.

The Company produced 736,058 Mcf of natural gas during the nine months ended March 31, 1998, an increase of 369,876 Mcf (101%) over the 366,182 Mcf produced during the comparable period in 1997. This increase was comprised of an increase of 53,569 Mcf (18%) from the properties the Company owned during both periods and an increase of 316,307 Mcf from the properties acquired during the period from April 1, 1997 to March 31, 1998. The increase in production from the properties owned during the comparative nine months is a result of the successful drilling of four wells and the work over of certain producing and non-producing wells, off-set by the natural depletion of the natural gas producing reservoirs.

The average selling price of oil was $17.19 per bbl for the nine months ended March 31, 1998, compared to $21.91 per bbl in the comparable period in 1997. This decrease of $4.72 per bbl (22%) is a result of general decreases in oil prices. The average selling price of natural gas was $2.28 per Mcf for the nine months ended March 31, 1998, compared to $2.49 per Mcf in the comparable period in 1997. This decrease of $0.21per Mcf (9%) is a result of general decreases in natural gas prices during the nine months ended March 31, 1998.

Production Expenses The Company's lease operating expenses rose to $3,183,000 for the nine months ended March 31, 1998, an increase of $1,551,000 (95%) from the comparable period in 1997. The increase is a combination of the 90% increase in production and an increase in the LOE per BOE. The average LOE per BOE was $10.35 per BOE during the nine months ended March 31, 1998, an increase of $0.25 (2%) over the average LOE per BOE of $10.10 for the comparable period in 1997. Recurring LOEs, those costs incurred in the normal operations of the Company, were $2,419,000 during the nine months ended March 31, 1998, or $7.87 per BOE, as compared to $1,602,000, or $9.91 per BOE, during the comparable period in 1997. This represents a $2.04 per BOE (21%) improvement. The Company believes that this improvement is a result of improved efficiencies at an operating level and the acquisition of properties with lower average operating costs per BOE than those the Company has owned during the preceding years. Non-recurring LOEs, which are work over costs incurred to increase production from existing producing reservoirs and thus are arguably more capital in nature, but must be treated as expenses under the Securities and Exchange Commission accounting rules, were $763,000 ($2.48 per BOE) during the nine months ended March 31, 1998, as compared to only $30,000 ($0.19 per BOE) during the comparable period in 1997. This $733,000 increase in non-recurring LOE's is consistent with the Company's strategy of redeveloping its properties to increase production, the objective of which is to increase production and reduce the LOE per BOE. The Company believes are that this program will have the desired effect on production and LOEs over the long term.

Depreciation, Depletion and Amortization Expense Depreciation depletion, and amortization (DD&A) costs were $1,340,000 for the nine months ended March 31, 1998, an increase of $593,000 (79%) over the $747,000 recognized during the comparable period in 1997. This increase relates primarily to the 90% increase in BOE produced. The DD&A cost per BOE was $4.36 during the nine months ended March 31, 1998, a decrease of $0.26 per BOE (6%) over the $4.62 per BOE for the comparable period in 1997. Depletion expense for the nine months ended March 31, 1998 was $4.07 per BOE as compared to $4.50 per BOE for the comparable period in 1997. This decrease of $0.43 per BOE (10%) in depletion expense per BOE is primarily the result of a reduction in the expected future capital costs required to bring the Company's reserves into production. The depreciation and amortization expense for the nine months ended March 31, 1998 was $0.29 per BOE, compared to $0.12 per BOE for the comparable period in 1997. This increase is related to the depreciation on the additional office equipment required to support the increase in operations and the amortization of the deferred financing costs associated with the Subordinated Credit facility with Enron.

General and Administrative Costs The general and administrative costs of the Company were $1,646,000 during the nine months ended March 31, 1998, as compared to $911,000 for the comparable period in 1997. This increase of $735,000 (81%) consists of an unusually high, one-time expense of $300,000 for financial public relations services. The Company issued 150,000 restricted shares of its common stock in consideration of these services. After adjusting for this item, general and administrative expenses rose by $435,000 (48%). On a cost per BOE produced basis, general and administrative expenses were $5.36 per BOE, a decrease of $0.28 per BOE (5%)
from the $5.64 per BOE for the comparable period in 1996. After adjusting for the unusual item described above, general and administrative expenses were only $4.38 per BOE.

Interest Expense The Company incurred interest charges of $899,000 during the nine months ended March 31, 1998 compared to $656,000 for the comparable period in 1997. This increase of $243,000 (37%) is a reflection of the increase in the average interest bearing debt of the Company, from $7.0 million for the nine months ended March 31, 1997 to $13.5 million during the nine months ended March 31, 1998. This increase in the average interest bearing debt of $6.5 million in debt was used primarily to finance the acquisition of more than $9 million of oil and gas producing properties and to fund a $15 million deposit a property acquisition that closed on April 20, 1998.

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

Indebtedness

The changes to the indebtedness of the Company during and subsequent to the three months ending March 31, 1998 are primarily the result of the Morgan Property Acquisition.

Senior Credit Facility On April 17, 1998, the Company amended and restated its Credit Agreement with the Bank of Montreal, as agent for the lenders party thereto. The Credit Agreement provides for borrowings up to $96 million from such lenders to, among other things, fund working capital, capital expenditures and make additional acquisitions as and if appropriate opportunities are identified. On March 20, 1998 the Company received approval from such lenders to borrow up to $20 million under this revolving loan facility and on April 17, 1998, the Company received approval to borrow up to $96 million under the Credit Agreement, of which $92 million was outstanding as of May 14, 1998. The proceeds under the Credit Agreement have been used to fund the Morgan Property Acquisition and to fund working capital needs, including capital expenditures. The Credit Agreement matures on August 1, 2003. In the event of a default on the indebtedness under the Credit Agreement, not subsequently waived by the bank, it is unlikely that the Company would be able to continue its business.

Indebtedness incurred under the Credit Agreement generally bears interest under various interest rate pricing options based upon a Federal Funds rate (plus
 .5%), Prime Rate or LIBOR rate options. LIBOR rate loans bear an applicable margin over the LIBOR rate of (i) 2.25%, if the greater than 90% of the available Borrowing Base has been drawn, (ii) 2%, if greater than 75% and not more than 90% of the available Borrowing Base has been drawn, (iii) 1.5%, if greater than 40% but not more than 75% of the available Borrowing Base has been drawn, and (iv) 1%, if not more than 40% of the available Borrowing Base has been drawn. The Company has a LIBOR contract on $152 million for the period April 20, 1998 to May 20, 1998 of 5.65625%. The LIBOR rate is subject to change on each reset date. The next reset date is May 20, 1998. There is no margin applicable for base rate pricing options.

The Credit Agreement is secured by a first lien on the oil and natural gas properties of the Company and the stock of two subsidiaries of the Company. In addition, Resourcesthe Company and its operating subsidiaries (other than Queen Sand Resources, Inc. a Nevada corporation ("QSRn") which is the borrower) entered into guaranty agreements guaranteeing the repayment of the indebtedness under the Credit Agreement.

Pursuant to the Credit Agreement, the Company is subject to certain affirmative and negative financial and operating covenants that are usual and customary for transactions of this nature. The affirmative covenants include, but are not limited to, covenants to (i) provide annual audited and unaudited interim financial information, (ii) provide notices of the occurrence of certain material events affecting the Company, (iii) maintain and preserve its existence and oil and gas properties and other material properties, (iv) implement and comply with certain environmental procedures, (v) perform its obligations under the Credit Agreement, (vi) provide reserve reports, (vii) deliver certain title information, (viii) grant a security interest in oil and gas properties that are not currently subject to a lien under the Credit Agreement such that the mortgaged property includes at least 85% (with an obligation to use reasonable efforts to maintain 95%) of the SEC PV-10 of the Company's total proved reserves, and (ix) deliver certain information relating to compliance with ERISA laws and regulations. The negative covenants include, but are not limited to, covenants (i) not to incur any indebtedness except as expressly permitted under the Credit Agreement, (ii) not to make any loans or advances to or investments in any person except as expressly permitted under the Credit Agreement, (iii) (with respect to the Company) not to declare or pay any dividends or redeem or otherwise acquire for value any capital stock of the Company except for stock dividends and certain permitted repurchases of Series C Preferred Stock (defined below), (iv) not to enter into sale and leaseback transactions, (v) not to materially change the character of its business as an independent oil and natural gas exploration and production company, (vi) not to enter into lease agreements except as expressly permitted under the Credit Agreement, (vii) not to merge with or sell all or substantially all of its property or assets to any other person; (viii) not to permit the borrowed proceeds under the Credit Agreement to be used for any purpose except as expressly permitted under the Credit Agreement, (viii) not to violate ERISA laws and regulations, (ix) not to discount or sell any notes or accounts receivable,
(x) to maintain a working capital ratio of at least 1.0 to 1.0, (xi) to maintain a tangible net worth of at least $18.5 million plus the amount equal to 75% of the net proceeds of any equity offering, (xii) to pay its trade accounts payable when due, (xiii) maintain a fixed charge coverage ratio of at least 1.5 to 1.0,
(xiii) not to violate environmental laws and regulations, (xiv) not to enter into transactions with affiliates other than those entered into in the ordinary course of business on fair and reasonable terms, (xv) not to create any additional subsidiaries or issue stock of any subsidiaries, (xvi) not to enter into negative pledge agreements, (xvii) not to enter into any contracts which warrant production of oil and natural gas and not allow gas imbalances, take-or-pay or other prepayments which would require the delivery of oil or natural gas at some future time without receiving full payment therefor to exceed 5% of the current aggregate monthly gas production from the mortgaged oil and natural gas properties, (xviii) not to amend or modify any material agreements, (xix) not to repay other indebtedness except as expressly permitted under the Credit Agreement and (xx) not make or pay capital expenditures more than specified amounts.

The Credit Agreement also contains usual and customary events of default and provides remedies to the lenders in the event of default. The events of default include (i) default in payment when due of any principal of or interest on indebtedness under the Credit Agreement, (ii) default in payment when due of any principal of or interest on any other indebtedness aggregating $500,000 or more or an event shall occur which requires the Company to mandatorily redeem any Preferred Stock, (iii) breach of a representation and warranty under the Credit Agreement, (iv) default in performance of obligations under the Credit Agreement, (v) the Company shall admit in writing its inability to pay debts as they become due, (v) voluntary or involuntary bankruptcy, (vi) a judgment in excess of $100,000 shall be entered and not vacated within 30 days, (vii) the security agreements under the Credit Agreement shall cease to be in full force and effect and (viii) the Company discontinues its usual business or any person or group of persons (other than JEDI, Enron or its affiliates) shall have acquired beneficial ownership of 30% or more of the outstanding shares of voting stock of the Company or individuals who constitute the Board of Directors of the Company cease to constitute a majority of the then-current Board of Directors of the Company. Although the Company believes that its cash flows and available sources of financing will be sufficient to satisfy the interest payments on its debt at currently prevailing interest rates and oil and natural gas prices, the Company's level of debt may adversely affect the Company's ability: (i) to obtain additional financing for working capital, capital expenditures or other purposes, should it need to so do; or (ii) to acquire additional oil and natural gas properties or to make acquisitions utilizing new borrowings. There can be no assurances that the Company will be able to obtain additional financing, if required, or that such financing, if obtained, will be on terms favorable to the Company.

Note Purchase Agreement

On April 17, 1998, the Company entered into a Note Purchase Agreement, with the Bank of Montreal, Enron and Joint Energy Development Investments II Limited Partnership (("JEDI II"), an affiliate of Enron, respectively (Bank of Montreal, Enron and JEDI II are referred to collectively as the ("Purchaser") in respect of the issuance, by QSRn, of $30 million aggregate principal amount of Variable Rate Senior Second Secured Notes due 2003.

Pursuant to the Note Purchase Agreement, the Company borrowed $20 million from Bank of Montreal, $5 million from Enron and $5 million from JEDI II. The facility under the Note Purchase Agreement was established to provide bridge financing to allow the Company to consummate the Morgan Property Acquisition. As of May 14, 1998, $30 million was outstanding under the Note Purchase Agreement.

The notes issued pursuant to the Note Purchase Agreement are subject to payment of interest at a varying rate per annum equal to LIBOR plus 4% through July 17, 1998, LIBOR plus 5% thereafter through August 17, 1998, LIBOR plus 6% thereafter through October 17, 1998 and the interest rate is fixed at 14% per annum thereafter if the Company elects to extend such notes as described below. The notes are secured by a second lien on certain of the Company's oil and natural gas properties.

Pursuant to the Note Purchase Agreement, the Company is subject to certain customary financial and operating covenants. The Company has granted the Purchasers registration rights with respect to the resale of the notes.

The maturity date of the notes issued under the Note Purchase Agreement is October 14, 1998, unless the Company pays each of the Purchasers an extension fee equal to 2% of the then outstanding principal balance thereof. If the notes issued under the Note Purchase Agreement are extended, then the Company may repay the notes but upon such prepayment must pay a premium of 7% for prepayments in 1998, which premium decreases over time to 0% in 2002 and after.

The Company will be in default under the notes if the Company is in default under the terms of any indebtedness of $500,000 or more or there is a mandatory redemption event with respect to the Company's outstanding preferred stock.

Equity Bridge Note Purchase Agreement

On April 17, 1998, the Company entered into an Equity Bridge Note Purchase Agreement, with each of the Purchasers in respect of the issuance by QSRn of $30 million aggregate principal amount of Variable Rate Senior Third Secured Notes due 2004. Pursuant to the Equity Bridge Note Purchase Agreement, the Company borrowed $20 million from Bank of Montreal, $5 million from Enron and $5 million from JEDI II. The facility under the Equity Bridge Note Purchase Agreement was established to provide bridge financing to allow the Company to consummate the Morgan Property Acquisition. As of May 14, 1998, $30 million was outstanding under the Equity Bridge Note Purchase Agreement.

The notes issued pursuant to the Equity Bridge Note Purchase Agreement are subject to payment of interest at a varying rate per annum equal to LIBOR plus 6% through July 17, 1998, LIBOR plus 7% thereafter through August 17, 1998, LIBOR plus 8% thereafter through October 17, 1998 and the interest rate is fixed at 16% per annum thereafter if the Company elects to extend such notes as described below. The notes are secured by a lien on certain of the Company's oil and natural gas properties; however, the notes are expressly subordinate in right of payment to the indebtedness under the Credit Agreement and the notes issued under the Note Purchase Agreement.

Pursuant to the Equity Bridge Note Purchase Agreement, the Company is subject to certain customary financial and operating covenants.

In connection with the transactions contemplated under the Equity Bridge Note Purchase Agreement, the Company entered into a Warrant Agreement with the Purchasers pursuant to which the Company issued a warrant to each of the Purchasers. Each of the Purchasers has warrants to purchase, subject to the satisfaction of certain conditions precedent, (i) a proportionate share of 2% of the outstanding shares of the Company's Common Stock on a fully diluted basis, multiplied by the percentage of indebtedness outstanding under the notes on July 20, 1998, (ii) a proportionate share of an additional 2% of the outstanding shares of the Company's Common Stock on a fully diluted basis, multiplied by the percentage of indebtedness outstanding under the notes on August 16, 1998 and
(iii) a proportionate share of an additional 10% of the outstanding shares of the Company's Common Stock on a fully diluted basis multiplied by the percentage of indebtedness outstanding under the notes on October 21, 1998. The purchase price for the exercise of the warrants is $0.0015 per share. The exercise price and the number of shares of Common Stock for which the warrants are exercisable are subject to customary adjustments. The warrants will be null and void if all of the indebtedness under the notes is repaid in full before July 20, 1998.

The Company also granted registration rights to the Purchasers with respect to the resale of Common Stock issuable pursuant to the warrants. The Purchasers have one demand registration right and in addition, the Purchasers may demand that the Company register the Common Stock for resale on a Form S-3 Registration Statement up to three times. The Company also granted unlimited piggyback registration rights to the Purchasers with respect to the resale of the Common Stock issuable pursuant to the warrants.

The maturity date of the notes issued under the Equity Bridge Note Purchase Agreement is October 21, 1998, unless the Company pays each of the Purchasers an extension fee equal to 4% of the then outstanding principal balance thereof. If the notes issued under the Equity Bridge Note Purchase Agreement are extended, then the Company may repay the notes but upon such prepayment must pay a premium of 7% for prepayments in 1998, which premium decreases over time to 0% in 2002 and after.

The Company will be in default under the notes if the Company is in default under the terms of any indebtedness of $500,000 or more or there is a mandatory redemption event with respect to the Company's outstanding pPreferred stock.

Subordinated Credit Facility Effective December 29, 1997, the Company established a Subordinated Revolving Credit Facility (the "Subordinated Credit Facility") with ("Enron")ECTEnron, as a lender and as agent for the lenders thereto, to fund capital costs incurred with future development projects and to fund further acquisitions. The Subordinated Credit Facility is subordinate to the Senior Credit Facility, the Variable Rate Senior Second Secured Notes due 2003 and the Variable Rate Senior Third Secured Equity Bridge Notes due 2004. The Subordinated Credit Facility provides for borrowings up to $10.0 million, subject to borrowing base limitations, which has been initially set at an amount equal to forty percent (40%) of the borrowing base established from time to time under the Senior Credit Facility. This facility is intended to provide bridge financing for development projects and acquisitions to be completed on relatively short notice or until the affected assets are eligible to be included in the borrowing base for the Senior Credit Facility or financed with longer-term indebtedness or equity capital; provided, that the availability for acquisitions under the facility is limited to the lesser of $5,000,000 or the borrowing base as in effect from time to time. The Company had borrowed $1 million on March 20, 1998, all of which was repaid on April 20, 1998. The Company does not have any borrowings under this facility as of May 14, 1998 and is not allowed to draw any funds under this facility due until such time as the Variable Rate Senior Second Secured Notes 2003 and Variable Rate Senior Third Secured Notes due 2004 are repaid in their entirety. Borrowings in excess of certain amounts under the Subordinated Credit Facility will reduce the available borrowing base under the Senior Credit Facility. The loan is secured by a fourth priority lien and security interest (behind the first lien position of the Senior Credit Facility, the Variable Rate Senior Second Secured Notes due 2003 and the Variable Rate Senior Third Secured Equity Bridge Notes due 2004.) in approximately eighty-five percent (85%) of the oil and gas properties of the Company.

The Subordinated Credit Facility is subject to payment of interest at a fluctuating rate per annum equal to: (i) the rate of one percent (1%) above the then highest rate of interest being paid on any portion of the indebtedness owed under the Senior Credit Facility; or (ii) the rate of fifteen percent (15%), depending upon whether there is any indebtedness owed under the Senior Credit Facility outstanding or whether there has been a certain amount of indebtedness owed to Enron for certain time periods

The maturity date for the Subordinated Credit Facility is the earlier of December 30, 2002 or the date that is 60 days after the Company receives written notice that the lenders and their affiliates beneficially own in the aggregate less than ten percent (10%) of the capital stock of the Company entitled to vote in the election of directors. From March 31, 1998 through the maturity date, the Company will pay interest on the outstanding loans at quarterly intervals, on the last business day of every March, June, September and December. In addition, the Subordinated Credit Facility provides for certain voluntary prepayments and certain mandatory prepayments of amounts borrowed under the facility.

The Company paid an affiliate of Enrona fee of $200,000 in connection with the arrangement of the Subordinated Credit Facility. In addition, commencing March 31, 1998, and on each payment date thereafter, the Company is obligated to pay Enron, for the account of each lender under the Subordinated Credit Facility, a fee of 3/8% per annum on the daily average of the unadvanced portion of the facility for the period since January 12, 1998 or the previous payment date to such payment date.

The Company is subject to various covenants under the Subordinated Credit Facility, which covenants are substantially similar to the covenants described above with respect to the Senior Credit Facility. In addition to the covenants, the Subordinated Credit Facility contains representations, warranties, covenants and default provisions customary for a facility of this type.

Regulation S Bond Through May 14, 1998 the Company was engaged in the distribution in Europe of Deutschemark denominated (DEM) 12% Bonds ("12% Bonds") totaling DEM 3.95 million ($2.2 million). Under Regulation S of the Securities Act, the Company is prohibited from selling these Bonds to U.S. persons (as defined in Regulation S). The Company has discontinued its efforts to sell any additional 12% Bonds.

The Company is obligated to make periodic interest payments (January 15 and July 15 of each year) and to repay the principal when it comes due on July 15, 2000 in DEM. All interest payments have been paid in full at the time they came due. The funds generated by the Company from operations, which form the primary source of funds to pay the interest, are denominated in $US. The source of funds required to repay the principal outstanding on these bonds has not yet been identified, since the bonds do not mature until July 15, 2000. The Company is exposed to the risk that, upon repayment, the exchange rate between DEM and $US may be less favorable than that which existed at the time that the bonds were issued. This would result in the Company having to repay a larger amount of $US than it received initially. Changes in the $US equivalent of the DEM bonds arising from changes to the DEM:$US exchange rate are recognized monthly. At March 31, 1998 the Company had recorded unrealized exchange rate gains of approximately $348,000 (at June 30, 1997 $300,000). However, there are no assurances that the Company will continue to realize gains related to favorable changes in the DEM:$US exchange rates in the future. Unfavorable changes to the DEM:$US exchange rate will result in the Company recording unrealized exchange rate losses related to the changes as they occur. The Company believes it has the opportunity to enter into arrangements to manage its DEM:$US exchange rate risk. At this time, the Company has not entered into any such arrangements.

Private Placements of Equity Securities

In March 1998 the Company issued 337,500 shares of Common Stock pursuant to
Section 4(2) of the Securities Act of 1933, valued at $5.00 per share ($1,687,500), in partial consideration of certain natural gas producing properties in Kentucky.

Between January 1 and March 31, 1998 the Company issued 248,608 shares of its common stock to JEDI pursuant to its right of non-dilution. These common stock issuances, for $2.50 per share ($619,020) were related to the 500,000 shares of common stock issued on the exercise of the 500,000 Class A Warrants exercised during the period. On May 5, 1998 the Company issued 614,064 shares of its common stock to JEDI for $1.85 ($1,136,018) pursuant to the exercise of 614,064 warrants.

Between January 1 and March 31, 1998 the Company issued 500,000 shares of its common stock to a "non-U.S. person" pursuant to the exercise of 500,000 Class A Warrants for $2.50 per share ($1,250,000).

Other Sources

The Company intends to issue additional equity and debt securities to reduce the outstanding balance on the Credit Agreement with the Bank of Montreal and to repay in their entirety the Variable Rate Senior Second Secured Notes due 2003 and the Variable Rate Senior Third Secured Notes due 2003 and the Variable Rate Senior Third Secured Notes due 2004. There can be no assurances that the Company can complete these private equity and debt placements. The Company does not have sufficient liquidity or capital to undertake all potential acquisition prospects or to fund fully the development of any prospect. Therefore, the Company will continue to be dependent on raising substantial amounts of additional capital through any one or a combination of institutional or bank debt financing, equity offerings, debt offerings and internally generated cash flow, or by forming sharing arrangements with industry participants. Although the Company has been able to obtain such financings and to enter into such sharing arrangements in certain of its projects to date, there can be no assurance that it will continue to be able to do so. Alternatively, the Company may consider issuing additional securities in exchange for producing properties. There can be no assurance that any such financings or sharing arrangement can be obtained. Therefore, notwithstanding the Company's need for substantial amounts of additional capital, there can be no assurance that it can be obtained.

Further acquisitions and development activities in addition to those for which the Company is contractually obligated are discretionary and depend exclusively on cash availability from outside sources such as bank debt and the sale of securities or properties.

Commodity Price and Interest Rate Hedges

The Company entered into agreements with Enron to hedge 50,000 MMBtu of natural gas production and 10,000 barrels of oil production monthly. The agreements, which are effective September 1, 1997, and terminate August 31, 1998, call for a gas and oil ceiling and floor price of $2.66 and $1.90 per MMBtu of natural gas and $20.40 and $18.00 per barrel of crude oil, respectively. If the average market price of oil and gas per month, as defined in the agreements, exceeds the ceiling price, the Company must pay Enron an amount equal to one-half of the amount of the hedged quantities multiplied by the difference between the ceiling price and the market price. If the average market price, as defined, falls below the floor price, Enron will pay the Company an amount equal to the amount of the hedged quantities multiplied by the difference in the floor price and the market price. Pursuant to these hedging agreements, the Company received cumulative net payments from Enron of $74,000 as a result of crude oil prices below the floor price in the agreement during the three months ended March 31, 1998.

Effective May 1, 1998 through December 31, 2003 the Company is under two separate contracts with Enron regarding the hedging a portion of its future natural gas production.

The table below sets out volume of natural gas hedged with a floor price of $1.90 per MMBTU with Enron. The volumes presented in this table are divided equally over the months during the period:

            Period Beginning          Period Ending           Volume
                                                              (MMBTU)
           May 1, 1998            December 31, 1998             885,000
           January 1, 1999        December 31, 1999           1,080,000
           January 1, 2000        December 31, 2000             880,000
           January 1, 2001        December 31, 2001             740,000
           January 1, 2002        December 31, 2002             640,000
           January 1, 2003        December 31, 2003             560,000

The table below sets out volume of natural gas hedged with a swap at $2.40 per MMBTU with Enron. The volumes presented in this table are divided equally over the months during the period:

            Period Beginning          Period Ending           Volume
                                                              (MMBTU)
           May 1, 1998            December 31, 1998          2,210,000
           January 1, 1999        December 31, 1999          2,710,000
           January 1, 2000        December 31, 2000          2,200,000
           January 1, 2001        December 31, 2001          1,850,000
           January 1, 2002        December 31, 2002          1,600,000
           January 1, 2003        December 31, 2003          1,400,000

Effective May 1, 1998 through December 31, 2003 the Company has a contract involving the hedging of a portion of its future natural gas production involving floor and ceiling prices as set out in the table below. The volumes presented in this table are divided equally over the months during the period.

            Period Beginning       Period Ending    Volume     Floor   Ceiling
                                                    (MMBTU)    Price    Price
           May 1, 1998         December 31, 1998   3,540,000   $2.00    $2.70
           January 1, 1999     December 31, 1999   4,330,000   $2.00    $2.70
           January 1, 2000     December 31, 2000   3,520,000   $2.00    $2.70
           January 1, 2001     April 30, 2001        990,000   $2.00    $2.70
           May 1, 2001         December 31, 2001   1,980,000   $2.00    $2.80
           January 1, 2002     April 30, 2002        850,000   $2.00    $2.80
           May 1, 2002         December 31, 2002   1,700,000   $2.00    $2.90
           January 1, 2003     December 31, 2003   2,250,000   $2.00    $2.90

The Company entered into a forward LIBOR interest rate swap effective for the period June 30, 1998 through June 29, 2009 at a rate of 6.30% on $125 million. This financial instrument can be unwound at any time at the option of the Company.

Year 2000 Computer Issue

The Company's management has conducted a review of its information systems and related data-processing activities to assess its exposure to the Year 2000 issue.

The Company currently uses Year 2000 compliant accounting software and engineering evaluation software for acquisition analysis, as well as internal engineering applications. The Company's spreadsheet and word processing software is also Year 2000 compliant.

The Company has potential Year 2000 exposure with regard to its third party relationships and services including its bank and bank accounts and other vendor and/or service providers who utilize computers. Though the Company has no control over Year 2000 compliance implementation by these parties, the Company has inquired and been assured that all of the Company's service providers are currently or will be Year 2000 compliant.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities and Use of Proceeds

Issuance of Notes On April 20, 1998 the Company's wholly owned subsidiary, QSRn, issued to certain institutional lenders secured debt obligations (see part I -
Item 2. Management's Discussion and Analysis - Plan of Operations - Liquidity and Capital Resource - "Notes Purchase Agreement" and "Equity Bridge Note Agreement" for a description of these securities).

Issuance of Common Stock On March 9, 1998 the Company issued 337,500 shares of common stock pursuant to Section 4(2) of the Securities Act of 1933, valued at $5.00 per share ($1,687,500), in partial consideration for certain natural gas producing properties in Kentucky.

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other information

      None

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            None

      (b)   Reports on Form 8-K

      1. Current Report on Form 8-K dated March 3, 1998 disclosing certain matters under Item 9.

      2. Current Report on Form 8-K dated March 19, 1998, as amended by Form 8-K A-1, dated April 17, 1998, reporting a matter under items 2 and 7.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        QUEEN SAND RESOURCES, INC.


                                  By: /s/ Edward J. Munden
                                      ------------------------------------------
                                      Edward J. Munden
                                      Chairman of the Board, President and Chief
                                      Executive Officer


                                  By: /s/ Ronald I. Benn
                                      ------------------------------------------
                                      Ronald I. Benn
                                      Chief Financial Officer

Date: May 15, 1998