Form 10KSB
period 1998-06-30
QUEEN SAND RESOURCES INC
filed 1998-09-22
CIK 943548

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended June 30,1998

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Transition Period from _____________ to _____________
                         Commission File Number 0-21179

                           QUEEN SAND RESOURCES, INC.
              (Exact name of small business issuer in its charter)

                    DELAWARE                                    75-2615565
        (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                     Identification No.)

            3500 OAK LAWN, SUITE 380
                 DALLAS, TEXAS                                  75219-4398
   (Address of principal executive offices)                     (Zip Code)

(Issuer's telephone number, including area code)              (214) 521-9959

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.0015 PER SHARE
                                (Title of class)

                         ------------------------------

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
         YES [X]           NO  [ ]

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

         Issuer's revenues for the fiscal year ended June 30, 1998 were $10,878,066.

         The number of shares of Common Stock, par value $0.0015 per share, of the registrant outstanding on September 17, 1998, was 30,924,918. The aggregate market value of the voting and non-voting common equity held by nonaffiliates (all directors, officers and 5% or more shareholders are presumed to be affiliates) of the registrant on September 17, 1998, was $140,211,599 based on the closing bid price per share of the Common Stock on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders, expected to be filed on or prior to October 28, 1998, are incorporated by reference into Part III.

===============================================================================

                                TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----
PART I............................................................................................................1
              Item 1.      Description of Business................................................................1
              Item 2.      Description of Properties.............................................................25
              Item 3.      Legal Proceedings.....................................................................26
              Item 4.      Submission of Matters to a Vote of Security Holders...................................26

PART II..........................................................................................................27
              Item 5.      Market for the Common Equity and Related Stockholder Matters..........................27
              Item 6.      Management's Discussion and Analysis or Plan of Operation.............................28
              Item 7.      Financial Statements..................................................................41
              Item 8.      Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure...................................................41

PART III.........................................................................................................43
              Item 9.      Directors, Executive Officers, Promoters and Control Persons;
                           Compliance with Section 16(a) of the Exchange Act.....................................43
              Item 10.     Executive Compensation................................................................43
              Item 11.     Security Ownership of Certain Beneficial Owners and Management........................43
              Item 12.     Certain Relationships and Related Transactions........................................43

PART IV..........................................................................................................44
              Item 13.     Exhibits and Reports on Form 8-K......................................................44

GLOSSARY.........................................................................................................48

                           QUEEN SAND RESOURCES, INC.

                                     PART I

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which can be identified by the use of forward-looking terminology such as, "may," "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this Annual Report on Form 10-KSB, including without limitation, the statements under "Item 1. Description of Business " and "Item 6. Management's Discussion and Analysis or Plan of Operation" and located elsewhere herein regarding the financial position and liquidity of the Company (defined below), the volume or discounted present value of its oil and natural gas reserves, its ability to service its indebtedness, its strategic plans including its ability to locate and complete acquisitions of, and to develop, oil and natural gas assets and other matters, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Annual Report on Form 10-KSB, including, without limitation, in conjunction with the forward-looking statements included in this Annual Report on Form 10-KSB. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the timing and extent of changes in commodity prices for oil and natural gas, the need to develop and replace reserves, environmental risks, drilling and operating risks, risks related to exploitation and development, uncertainties about the estimates of reserves, competition, government regulation and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. As used herein, references to the "Company" are to Queen Sand Resources, Inc., a Delaware corporation ("Queen Sand Resources") and its subsidiaries.


ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

     Queen Sand Resources is an independent energy company which emphasizes growth in oil and natural gas reserves and production volumes through the acquisition, exploitation and development of on-shore oil and natural gas properties located in the United States. Since August 1994, the Company has grown primarily through 19 acquisitions of oil and natural gas properties for aggregate consideration of approximately $166.7 million. As a result of the Company's activities to date, it has assembled a geographically and geologically diverse property base, characterized by long-lived production and multiple opportunities for further development, exploitation and exploration. For the year ended June 30, 1998, the Company had revenues of $10.9 million and earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA") of $4.1 million. As of August 31, 1998, the officers and directors of the Company collectively had a beneficial interest in or had a proxy for approximately 20.1% of the Company's voting capital stock, and Joint Energy Development Investments Limited Partnership ("JEDI"), an affiliate of Enron Corp. ("Enron"), beneficially owned approximately 33.0% of the Company's voting capital stock.

     The Company's objective is to increase its reserves, production, earnings, cash flow and net asset value through a growth strategy that seeks to maintain a diversified portfolio of oil and natural gas reserves with stable production and operating characteristics. The Company seeks to achieve this objective through a balanced mix of oil and natural gas property acquisitions coupled with the development and exploitation of its reserve base. The Company evaluates potential acquisition properties based on their particular impact upon the Company's portfolio of reserves. The Company focuses on low reserve replacement costs, long reserve life, an inventory of attractive development and exploitation projects, and the potential for reserve and production growth. In aggregate, the Company has currently identified over 252 potential development locations and exploitation projects on its properties. The Company currently plans to spend approximately $17 million through June 30, 1999 to further develop and exploit its existing properties.

     At June 30, 1998, the Company had interests in 1,003 wells (inclusive of 69 service wells), proved reserves of 176 Bcf of natural gas and 7.9 MMBbls of oil (aggregating approximately 224 Bcfe) with a SEC PV-10 of $165 million, and a Reserve Life Index of 12 years. Approximately 69% of the Company's reserves was classified as proved developed producing and approximately 79% of the Company's total proved reserves was natural gas. The Company's average daily net production was 47.7 MMcfe for the month of June 1998.

     The Company's properties are diversified across 114 producing fields which are located principally in the southwestern United States. The Company's interests in the Gilmer Field in East Texas, the J.C. Martin and the Lopeno/Volpe Fields in South Texas, the Meade Field in Kentucky and the Caprock Field in New Mexico represent approximately 62% of its proved reserves (on a SEC PV-10 basis) as of June 30, 1998. In addition, the Company has substantial properties in Oklahoma and Louisiana. At June 30, 1998, the Company held interests in leases covering approximately 259,016 gross (121,129 net) acres.

     The Company was incorporated under the laws of the state of Delaware on May 11, 1989 under the name "Park Avenue Capital Corp." Prior to March 1995, the Company had no substantive operations. The Company operates its business through three subsidiaries, Queen Sand Resources, Inc., a Nevada corporation ("QSRn"), Northland Operating Co., a Nevada corporation ("Northland"), and Corrida Resources, Inc., a Nevada corporation ("Corrida").

BUSINESS STRATEGY

     The Company's strategy is to increase its reserves, production, earnings, cash flow and net asset value by (i) acquiring strategic oil and natural gas properties in a disciplined manner, (ii) developing, exploiting and exploring its properties, (iii) achieving low operating costs and (iv) maintaining financial flexibility.

    o Strategic Acquisitions. The Company has a successful track record of increasing its reserves through acquisitions, having added an estimated
         257.4 Bcfe of proved reserves from 19 acquisitions for aggregate consideration of $166.7 million or $0.65 per Mcfe since commencing operations in August 1994 through the date of this Annual Report on Form 10-KSB. The Company seeks to expand its diversified, long-lived portfolio of oil and natural gas properties by acquiring producing properties with (i) identified development and exploitation potential,
         (ii) controlled-risk exploration potential, (iii) historically low operating expenses, or the opportunity to reduce operating expenses, and (iv) geological, geophysical and other technical and operating characteristics with which management of the Company has expertise. The Company applies strict economic and reserve risk criteria in evaluating acquisitions of oil and natural gas properties.

    o Development, Exploitation and Exploration. The Company seeks to maximize the value and cash flow of its oil and natural gas properties through development drilling, workovers, recompletions, enhanced recovery techniques and reductions in operating costs. The Company has identified over 252 potential development locations and exploitation projects on its existing portfolio of properties. The Company currently plans to spend approximately $12 million to drill or participate in the drilling of approximately 118 wells through June 30, 1999. The Company also continually evaluates and pursues exploitation opportunities, including workover and recompletion projects. The Company expects to spend approximately $5 million on these exploitation projects through June 30, 1999. Although the Company could increase its exploration drilling activity in the future, its current strategy includes only limited investments in exploratory projects.

     o Low Operating Costs. The Company's goal is to achieve a lower operating expense on a per unit (Mcfe) basis than that of its peers. The Company is pursuing this objective by emphasizing cost controls in its field operating expenses and acquiring properties with low operating costs while increasing existing production through development drilling and effective workover and well maintenance programs. Through these efforts, the Company has reduced lease operating expenses from $1.52 per Mcfe during the year ended June 30, 1997 to $1.07 per Mcfe for the year ended June 30, 1998.

    o Financial Flexibility. The Company is committed to maintaining financial flexibility, which management believes is important for the successful implementation of its growth strategy. In implementing this strategy, the Company intends to continue using a mixture of debt and equity. Consistent with this financial strategy, the Company raised an aggregate of approximately $65.2 million in equity capital from August 9, 1994 through June 30, 1998. On July 8, 1998 and July 20, 1998 the Company issued an aggregate of 3,428,574 shares of Common Stock for $24 million cash and two holders of warrants exercised their warrants and certain maintenance rights to purchase an aggregate of 3,074,236 shares of stock for an aggregate exercise and purchase price of $8.5 million. As of August 31, 1998, the Company had approximately $14.7 million available under its Amended and Restated Credit Agreement (the "Credit Agreement") and $10.0 million available under its revolving credit facility (the "ECT Revolving Credit Agreement") with Enron Capital & Trade Resources Corp. ("ECT"). In general, the Company strives to maintain a balanced asset/liability management program by matching long-lived reserves with extended maturity liabilities. Furthermore, the Company seeks to mitigate the effect of decreases in commodity prices by utilizing hedging instruments. The Company has also entered into, and may in the future utilize, interest rate hedges.

RECENT PROPERTY ACQUISITIONS

Morgan Property Acquisition

     General. On April 20, 1998, the Company acquired various non-operated net profits interests ("NPIs") and royalty interests revenues ("RIs," and together with the NPIs, the "Morgan Properties") for gross cash consideration of $150.0 million (net consideration of approximately $137.9 million after adjustments for net profits interests and royalty interests revenues and capital expenditures since October 1, 1997, the effective date of the purchase) from pension funds managed by J.P. Morgan Investments (the "Morgan Property Acquisition"). The Morgan Property Acquisition was financed with borrowings under the Credit Agreement and the two subordinated bridge credit facilities (the "Bridge Facilities"). The oil and natural gas properties burdened by the Morgan Properties (collectively, the "Underlying Properties") are primarily located in East Texas, South Texas and the mid-continent region of the United States. According to Ryder Scott Company ("Ryder Scott"), independent petroleum engineers, as of June 30, 1998, the Morgan Properties contained proved reserves of 116 Bcf of natural gas and 3.4 MMBbls of oil (aggregating 137 Bcfe), of which approximately 77% was classified as proved developed producing. The Morgan Properties had a SEC PV-10 of $119 million as of June 30, 1998. The Company estimates that as of the effective date of the Morgan Property Acquisition, the proved reserves attributed to the Morgan Properties were 149.5 Bcfe.

     The Company believes that the Morgan Property Acquisition provides it with certain benefits, including (i) the enhancement of the Company's portfolio of high quality reserves with long production histories and low operating costs,
(ii) additional cash flow to fund development and exploitation projects, (iii) the enhancement of its operational base to grow through further acquisitions,
(iv) significant additional development and exploitation opportunities and (v) additional geographic core concentration of the Company's existing properties and operational capabilities. Although the Company did not directly acquire working interests in the wells located on the Underlying Properties, the Company believes that its significant interests in certain key Underlying Properties will enable the Company to influence the timing and manner of development and exploitation of such key properties. Such influence results from the relatively large size of the Applicable Percentage (as defined in the applicable ancillary agreements pertaining to each Conveyance of a NPI (the "Ancillary Agreements")) in a number of Morgan Properties, and the desire of the assignor (the "Assignor") and/or the operators of particular Underlying Properties to have the Company pay the Applicable Percentage of the costs of drilling, completing and equipping new wells or other significant capital assets; if the Company does not agree to pay such amounts according to the terms of the Ancillary Agreements, then the Assignor, the operator and/or the other working interest owners must pay the Applicable Percentage of such costs. Accordingly, the ability of the Company to select those operations it will choose to fund gives it significant influence over the development of certain key Underlying Properties. See "Item
1. Description of Business -- Risk Factors -- Nature of the Net Profits Interests and Royalty Interests."

     Form of Property Ownership. The Morgan Properties burden the Underlying Properties. The Morgan Properties were conveyed to the Company by means of various conveyances ("Conveyances"). Each Conveyance burdens a working interest in a field or group of fields. Since tax exempt investors such as the pension funds managed by J.P.

Morgan Investments could not own working interests without incurring income taxes, the NPIs were structured to yield many of the same economic benefits and burdens as a working interest owner without the liabilities associated with leasehold ownership. An NPI is an ownership in the gross production of oil, natural gas or other minerals attributable to the burdened working interest. Each NPI is created in a particular Conveyance; each Conveyance contains a description of the procedure for calculating the monthly payments to the Company. These Conveyances were intended to convey the Morgan Properties as real property interests under applicable law. See "Item 1. Description of Business -- Risk Factors -- Nature of the Net Profits Interests and Royalty Interests."

     The various Assignors of NPIs own the Underlying Properties subject to and burdened by the NPIs conveyed to the Company. Each Assignor receives all payments relating to the Underlying Properties and is required to pay to the Company the portion thereof attributable to the NPI. Under each Conveyance, the amounts payable with respect to the Morgan Properties are computed and paid monthly. Each Assignor is entitled to retain any amounts attributable to the Underlying Properties which are not required to be paid to the Company with respect to the Morgan Properties.

     Similarly, the RIs generally entitle the Company to receive a certain percentage of all of the proceeds of production sold from the particular Underlying Property, free and clear of all costs of development and operations, but subject, in certain situations, to its proportionate share of certain processing and transportation costs. The RI is calculated and paid to the Company by either the applicable Assignor, the operator or, in some cases, the purchaser of production from the applicable Underlying Property.

     In general, the NPIs provide that the monthly cash amount paid for lease operating expenses, severance and ad valorem taxes, workover costs, overhead per well, and other identified expenses be subtracted from the production revenue received by the burdened working interest (the "net profit" or "Net Cash Flow"). While the Company has audit rights with respect to the proper calculation of Net Cash Flow, the calculation of Net Cash Flow and payment of the NPI is dependent upon the financial integrity and competence of the Assignors. Each Assignor is then required to pay a specified percentage of the Net Cash Flow to the Company along with a summary of the monthly accounting. Should the Net Cash Flow for a particular month be negative, the working interest owner recoups any deficit from future Net Cash Flow before resuming payments to the Company. The Company elects whether or not to participate in new wells, recompletions and other capital items proposed by the working interest owners. A related document, the Ancillary Agreement, provides a procedure allowing such elections. If the Company elects to participate, it pays a percentage of the capital cost to drill, complete, and equip new wells for production. These capital costs are invoiced directly to the Company. The NPIs require that Assignor provide all geologic and economic data necessary to assess new well elections. With this data, the Company's engineering personnel can develop the technical and operational understanding of the properties that is necessary to make suggestions and to influence on-going development activities.

     The NPIs are interests in minerals only. The Company does not own any of the equipment on the leases or the Underlying Properties. Investments in new wells drilled on the Underlying Properties will likely have to be fully capitalized and depleted, i.e., there may be no current deductions for intangible drilling or completion costs.

     The owner of the Morgan Properties should not be personally liable for costs and expenses, losses or damages arising from the extraction of minerals from the Underlying Properties. In addition, each Conveyance contains a provision that the owner of the NPI will not be liable for expenses or liabilities incurred in connection with the operations and provides an indemnity by the Assignor to the NPI owner against any such cost or liabilities. Although the NPI owner is not liable for payment of costs, losses or damages described above, certain of such costs, losses or damages may qualify as a deduction in calculating Net Cash Flow. However, unlike non-operated working interests, the NPI owner is not personally liable for these costs, losses or damages. As an extra measure of protection, the NPI requires that the working interest owner maintain specified types of insurance and the NPI owner be an additional named insured on those policies. See also "-- Title to Oil and Natural Gas Properties" and "-- Litigation."

NASGAS Property Acquisition

     On March 9, 1998 (with an effective date of January 1, 1998), the Company purchased certain operated natural gas properties in western Kentucky for net cash consideration of $450,000 and 337,500 shares of the Company's Common Stock (the "NASGAS Property Acquisition"). The acquired properties are comprised of interests in 21 gross wells (12.6 net) and 61,421 gross acres (36,858 net) (the "NASGAS Properties"). According to H.J. Gruy and Associates, Inc. ("H.J. Gruy"), independent petroleum engineers, the proved reserves attributed to the NASGAS Properties as of June 30, 1998 were 36.7 Bcf, 100% of which was natural gas, and 12% proved developed producing, with a SEC PV-10 of $9.4 million. The Company believes the NASGAS Property Acquisition provides it with certain benefits, including a large inventory of low-cost, low-risk development drilling opportunities.

Collins and Ware Property Acquisition

     On August 1, 1997, the Company purchased certain operated oil and natural gas properties for cash consideration (net of production subsequent to the February 1, 1997 effective date) of approximately $6.0 million and 1,000,000 shares of the Company's Common Stock (the "Collins and Ware Property Acquisition"). The acquired properties were comprised of interests in 77 gross (12.4 net) wells located in New Mexico, Texas and Oklahoma (the "Collins and Ware Properties"). According to H.J. Gruy, the proved reserves attributed to the Collins and Ware Properties as of June 30, 1998 were 6.6 Bcfe, 19% of which was natural gas, and 77% proved developed producing, with a SEC PV-10 of $5.6 million.

PRINCIPAL OIL AND NATURAL GAS PROPERTIES

     The following table summarizes certain information with respect to each of the Company's principal areas of operation at June 30, 1998.


                                                                           PROVED RESERVES (1)
                                              -----------------------------------------------------------------------------
                                   TOTAL                                  TOTAL       PERCENT
                                 GROSS OIL                  NATURAL       PROVED      OF TOTAL       SEC        PERCENT
                                  AND GAS        OIL          GAS        RESERVES      PROVED       PV-10       OF TOTAL
                                   WELLS       (MBBLS)      (MMCF)        (BCFE)      RESERVES      (000S)     SEC PV-10
                                 ----------   ----------   ----------   ----------   ----------    ----------   ----------
EAST TEXAS
    Gilmer Field .............           42          496       56,631         59.6         26.6%   $   50,944         30.9%
    Other ....................          119          953       18,607         24.3         10.9        20,573         12.4
                                 ----------   ----------   ----------   ----------   ----------    ----------   ----------
          Total East Texas ...          161        1,449       75,238         83.9         37.5        71,517         43.3

SOUTH TEXAS

    J.C. Martin Field ........           72            0       19,124         19.1          8.5        23,220         14.1
    Lopeno and Volpe Fields ..           16            0       19,832         19.8          8.9        13,626          8.3
    Other ....................          141          211        2,650          4.0          1.8         3,511          2.0
                                 ----------   ----------   ----------   ----------   ----------    ----------   ----------
        Total South Texas ....          229          211       41,606         42.9         19.2        40,357         24.4
KENTUCKY (APPALACHIAN BASIN)
    Meade Field ..............           21            0       36,681         36.7         16.4         9,384          5.7
NEW MEXICO
    Caprock (Queen) Field ....           74        2,527            0         15.2          6.8         4,697          2.8
    Other ....................            1            0            6            0            0             3            0
                                 ----------   ----------   ----------   ----------   ----------    ----------   ----------
        Total New Mexico .....           75        2,527            6         15.2          6.8         4,700          2.8
OTHER ........................          448        3,762       22,560         45.1         20.1        39,161         23.8
                                 ----------   ----------   ----------   ----------   ----------    ----------   ----------
TOTAL ........................          934        7,949      176,095        223.8        100.0%   $  165,119        100.0%
                                 ==========   ==========   ==========   ==========   ==========    ==========   ==========

-----------------------

(1) The proved reserves and SEC PV-10 with respect to the Morgan Properties were estimated by Ryder Scott. The proved reserves and SEC PV-10 other than with respect to the Morgan Properties were estimated by H.J. Gruy.

The following is an overview of the major fields of the Company, by area.

East Texas

     Gilmer Field. The Gilmer Field was part of the Morgan Property Acquisition and consists of 42 natural gas wells that cover approximately 13,000 gross acres in Upshur County, in East Texas. The wells produce from the Cotton Valley Lime formation at a depth of approximately 11,500 feet to 12,000 feet.

     The Gilmer Field is located on the northwestern flank of the Sabine Uplift. The initial well in the field was drilled in 1966 and the field was delineated over the following ten years, eventually expanding to 21 gas units. The reservoirs are characterized by low permeability, depletion drive mechanisms and require stimulation.

     The Morgan Properties in the Gilmer Field were initially conveyed in 1991 in conjunction with Goldston Oil Corporation and its related entities ("Goldston") and two industry participants. The Company's interest is a 47.5% NPI in Goldston's working interest in 13 gas units in the heart of the Gilmer Field. Goldston has an 80% working interest and is operator of the units. Well spacing is currently four wells per 640 acre block for most of the units in the field.

     At June 30, 1998, the Gilmer Field contained 59.6 Bcfe of proved reserves, which represented approximately 26.6% of the Company's total proved reserves and 30.9% of the Company's SEC PV-10. The Company's average daily net production from the Gilmer Field in June 1998 was approximately 12 MMcf of natural gas and 135 Bbls, aggregating 12.8 MMcfe.

     Goldston drilled and completed an infill well in January 1998 which tested 4,000 Mcf/d of natural gas and 40 Bbls/d of oil. Another well was spudded in March 1998 and was completed in July 1998, testing 2,750 Mcf/d and 81 Bbls/d. One additional proved undeveloped location remains to be drilled this year which management believes will fully develop the field on 160 acre spacing.

     Fieldwide central compression is scheduled to be installed and operating in September 1998. Management believes that development of the three wells discussed above along with central compression will lower gathering system pressure and will allow the field to sustain a higher production rate through 1998.

South Texas

     J.C. Martin Field. The J.C. Martin Field consists of 72 producing natural gas wells that cover approximately 8,300 gross acres in Zapata County, Texas on the Mexican border. The field primarily produces from the Lobo 1, 3 and 6 series of sands in the Wilcox formation at depths of approximately 8,000 feet to 10,000 feet and was part of the Morgan Property Acquisition. The Company's interests consist of (i) a 13.33% perpetual, non-participating mineral royalty covering the Mecom family ranch and (ii) an 80% NPI in Devon Energy Corporation's ("Devon's") 20% working interest in the ranch. Coastal Oil Corporation ("Coastal") operates all of the wells. The reservoirs are low permeability, producing through pressure depletion and requiring fracture stimulations. The Company's RI in this property is the subject of litigation involving the predecessor owner. See "Item 1. Description of Business -- Legal Proceedings."

     At June 30, 1998, the J.C. Martin Field contained 19.1 Bcfe of proved reserves, which represented approximately 8.5% of the Company's total proved reserves and approximately 14.1% of the Company's SEC PV-10. The Company's average daily net production from the J.C. Martin Field in June 1998 was 6.2 MMcfe.

     During 1997, Coastal drilled nine wells in this field. From January 1, 1998 through June 30, 1998 Coastal drilled an additional seven wells, three of which have been completed and are on production and four of which are being completed.

     The first well drilled during 1998 in this field tested natural gas from a deeper Cretaceous zone. The well is currently on production and is commingled with the Lobo formation and is producing in excess of 3.7 MMcf/d. This zone previously had not produced on the lease but has produced significant volumes to the north. Management believes that there may be additional potential on the west end of the Mecom Ranch for this zone as only a few wells have actually penetrated the Cretaceous zone. A second completion in the Cretaceous zone tested 5.1 MMcf/d. Management also believes that potential exists for reserves in the Middle Wilcox zones at approximately 5,000 feet to 6,000 feet.

     Lopeno and Volpe Fields. The Lopeno and Volpe Fields are located in Zapata County, Texas and were also part of the Morgan Property Acquisition. These fields consist of 13 wells with 16 separate completions. All of the wells produce from multiple reservoirs in the Upper Wilcox formation. The Morgan Properties in these fields were initially conveyed in 1995 in association with Mustang Oil & Gas Corporation, a subsidiary of Gulf Resources Corporation ("Gulf Resources"). In April 1998, Choctaw II Oil & Gas Ltd. ("Choctaw") acquired Gulf Resources' working interests in these fields and is now the operator of 10 of the 13 wells with Pioneer Resources Corporation operating the remainder.

     The Company's interest in these fields consists of a 66.66% NPI in Choctaw's working interests. Choctaw's working interests vary from 15.7% to 75%.

     The Lopeno Field covers over 6,000 acres and is an extension of a field originally discovered in 1952. Over 20 sands have produced in the field at depths ranging from 6,500 feet to 12,000 feet. Typical of the numerous Upper Wilcox fields along the Texas Gulf Coast, Lopeno Field is highly faulted and overpressured. The Volpe Field is also a Wilcox field located 8 miles north of Lopeno, Texas. A well was drilled directionally along the trapping fault and is producing from the Middle Wilcox formation. Multiple Upper Wilcox zones are classified behind-the-pipe. Three proved undeveloped locations have been identified in this field.

     At June 30, 1998, the Lopeno and Volpe Fields contained an estimated 19.8 Bcfe of proved reserves, which represented approximately 8.9% of the Company's total proved reserves and approximately 8.3% of the Company's SEC PV-10. The Company's average daily net production from the fields in June 1998 was 2.4 MMcf/d of natural gas.

     Management believes that the production in these fields can be enhanced through workovers and accelerated drilling for the shallow, behind-the-pipe reserves.

Kentucky

     Meade Field. The Company has a 60% working interest in approximately 61,421 gross acres in Meade, Hardin and Breckinridge Counties, Kentucky. There are currently 20 gross producing and 1 gross shut-in natural gas wells located on the Company's leases in Meade County. Four of the wells were drilled in 1995, 14 in 1996 and the remainder in 1997. These wells produce from the New Albany Shale formation between the depths of approximately 720 feet and 850 feet. The shale zone has two porosity members and averages 80 feet in thickness. In addition to the natural gas wells, the Company also owns an interest in one salt-water disposal well and a related natural gas gathering system.

     At June 30, 1998, these properties contained 36.7 Bcfe of net proved reserves, which represents approximately 16.4% of the Company's total proved reserves and approximately 5.7% of the Company's SEC PV-10. The Company acquired these properties because management believes they have significant low risk development potential from relatively shallow formations. Natural gas reserves are long-lived reserves (generally, over 40 years) characterized by an increase in production rates with dewatering and then a gradual decline. The Company's average daily net production from the Meade Field in June 1998 was 151 Mcf.

New Mexico

     Caprock (Queen) Field. The Caprock (Queen) Field was the Company's first acquisition and consists of 74 oil wells, 39 water injection wells, 30 shut-in wells and 77 temporarily abandoned wells on approximately 14,200 gross acres located in Lea and Chaves Counties, New Mexico. The Caprock Field produces from the "Artesia Red Sand" or Queen sandstone of Permian age in the Seven Rivers and Grayburg formations at a depth of approximately 3,000 feet. Discovery wells were drilled from 1940 through 1949. Development wells were drilled between 1954 and 1956 within the productive limits of the field which is approximately twenty miles long and three miles wide. Primary production was established on 40-acre spacing. Initial waterflood operations began in 1959 through 1960.

     The Company has a 100% working interest and an 82.6% revenue interest in two operating units (the Drickey Queen Sand Unit and the Westcap Unit), a 98.3% working interest and a 79.3% revenue interest in a third operating unit (the Rock Queen Unit), and a 100% working interest and a 90% revenue interest in the Trigg and Federal V leases. These five properties comprise the central 14,200 acres of the approximately 26,000 productive acres that contain nine contiguous development units.

     At June 30, 1998, the Caprock Field contained an estimated 2,526 MBbls (15.2 Bcfe) of net proved reserves, which represented approximately 6.8% of the Company's total proved reserves and 2.8% of the Company's SEC PV-10. For the month of June 1998 the Company's average daily net production was 101 Bbls of oil.

     The Company has recently focused its efforts to improve the reservoir management of the field. Recent capital expenditures have included replacing flowlines and injection lines, replacing rod strings and downhole production equipment, repairing pumping units, major overhauls of injection lines, installing test headers and equipment, installing injection meters and returning out of service wells to injection and production status.

     A pilot program, as the initial step toward redeveloping the waterflood pattern, has been designed and the Company anticipates the program will be implemented in the first half of fiscal year 1999. The Company is the operator.

DEVELOPMENT, EXPLOITATION AND EXPLORATION ACTIVITIES

     The Company's development drilling program is generated largely through the Company's internal technical evaluation efforts and as a result of the Company's obtaining undeveloped acreage in connection with producing property acquisitions. In addition, there are numerous opportunities for infill drilling on Company leases currently producing oil and natural gas. The Company intends to continue to pursue development drilling opportunities which offer potentially significant returns to the Company. The exploitation activities of the Company consist of the evaluation of additional reserves through workovers, behind the pipe recompletions and secondary recovery operations.

     The objective of the Company's overall development and exploitation strategy is to achieve a balance between low risk workover and recompletion activities and moderate risk infill and extensional development wells. This exploitation/development strategy is intended to increase reserves while minimizing the risk of uneconomic projects. The Company currently intends only limited investments in exploratory drilling projects.

     During the period ended June 30, 1998, the Company participated in drilling 26 gross (9.6 net) wells, of which approximately 85% gross (78% net) were productive. However, there can be no assurance that this past rate of drilling success will continue in the future. The Company is currently pursuing development drilling projects in 18 different fields and anticipates continued growth in its drilling activities.

     At June 30, 1998, the Company had identified approximately 252 development locations and exploitation projects on its acreage. The Company expects to spend approximately $17 million on development locations and exploitation projects through June 30, 1999.

     The following is a brief discussion of the primary areas of development and exploitation activity for the Company:

East Texas

     Segno Field. The Company intends to continue participating with the operator (Prime Energy) in the development of the Segno field. Recent activity includes the deepening of several wells to test lower producing horizons, the Wilcox "D", "E", "F" and "G" and the drilling of a number of new wells targeting reserves not yet produced from the Yegua and Wilcox. The operator continues to return wells that are off production back to service and to improve the field's facilities infrastructure. Projects planned through June 30, 1999 include drilling two proved undeveloped locations and six workovers/deepenings at a total cost to the Company of approximately $425,000. In addition, several significant new prospects have been identified utilizing 2-D seismic data. The Company is participating in leasing of the acreage covering these prospects, identified as "Segno West."

South Texas

     J.C. Martin Field. A 3-D seismic survey, shot in 1996, has been the catalyst for the most recent drilling in the J.C. Martin Field. Coastal Oil Corporation, the operator, has been very active in this area and continues to propose new wells to be drilled. The Company anticipates at least nine additional locations will be drilled this year to develop untested or undrained fault blocks in the Lobo 1, 3 and 6 series of Wilcox sands at a total cost to the Company of approximately $1.3 million. In addition, the Company participated in a state lease sale with the operator on acreage offsetting its current acreage and was the successful bidder on the tract. The Company also expects to propose a Middle Wilcox test be drilled later this year to test this unproven shallower zone.

     Lopeno/Volpe Fields. The Company believes significant potential exists in the Lopeno/Volpe Fields to increase production. Several workovers have been identified in the Lopeno Field to reopen zones which were completed and stimulated, but due to lack of funds from the previous operator are not producing. Over twenty sands have produced in the Lopeno Field and most wells have multiple behind-the-pipe zones. Accelerated drilling for some of the shallower zones may be justified, improving their present value. Three proved undeveloped locations have been identified in the Volpe Field that would develop Upper Wilcox sands. The new operator, Choctaw, has indicated to the Company that it intends to pursue the necessary workovers and additional drilling. The Company anticipates its share of capital expenditures in the Lopeno/Volpe fields will be approximately $1.4 million through June 1999.

Kentucky

     Meade Field. The Company believes that the Meade Field presents opportunities for low cost developmental drilling at depths of less than 1,000 feet. The Company expects that the field will be developed in five phases. Phase 1, consisting of 20 wells, was completed in 1996. A delineation well, the Gohl No. 2, was drilled in late 1997 and extended the proven limits of the field four miles to the southwest. Phases 2 through 5 are scheduled to occur between August 1998 and October 1999 with 10 wells drilled per month every other month for a total of 101 wells at an average cost to the Company of $54,000 per well. The total capital expenditures for the project are estimated at $5.4 million.

New Mexico

     Caprock (Queen) Field. Exploitation efforts at the Caprock (Queen) Field include a coordinated program of workovers, waterflood redevelopment and infill drilling. The Company, with the assistance of independent engineering consultants, has evaluated several alternate development options. The Company intends to redevelop the Rock Queen Unit with the drilling of infill development wells establishing a modified seven spot pattern. It is anticipated that a total of 55 producing wells and 14 water injection wells will be drilled, 59 wells will be worked over, 24 wells will be returned to production and 19 wells will be returned to injection. The Company plans to redevelop the Drickey Queen/Westcap Units using a line drive waterflood pattern. A total of five dual lateral horizontal producers will be drilled and 14 single lateral horizontal injection wells are slated to be drilled. A pilot program has been designed which consists of four horizontal water injection wells and one dual lateral horizontal producer with an associated water injection plant and production facility. The pilot will fully develop one 640 acre section of the Drickey Queen Unit. The Company anticipates the pilot program will be implemented in the first half of fiscal 1999 and will cost $2.1 million.

MARKETING

     The Company's oil and natural gas production is sold to various purchasers typically in the areas where the oil or natural gas is produced. The Company does not refine or process any of the oil and natural gas it produces. The Company is currently able to sell, under contract or in the spot market, all of the oil and the natural gas it is capable of producing at current market prices. Substantially all of the Company's oil and natural gas is sold under short term contracts or contracts providing for periodic adjustments or in the spot market; therefore, its revenue streams are highly sensitive to changes in current market prices. The Company's market for natural gas is pipeline companies as opposed to end users. See "Item 1. Description of Business -- Risk Factors -- Volatility of Oil and Natural Gas Prices" for a discussion of the risks of commodity price fluctuations.

     In an effort to reduce the effects of the volatility of the price of crude oil and natural gas on the Company's operations and cash flow, management has adopted a policy of hedging oil and natural gas prices whenever market prices are in excess of the prices anticipated in the Company's operating budget and financial plan through the use of commodity futures, options and swap agreements. The Company does not engage in speculative hedging. See "Item 6. Management's Discussion and Analysis or Plan of Operation -- Changes in Prices and Hedging Activities."

     For the year ended June 30, 1998, Big Run Production and Goldston Oil Corporation accounted for approximately 13% and 17%, respectively, of the Company's oil and natural gas sales. During the year ended June 30, 1997, Big Run Production, Navajo Refining, EOTT Energy, Texaco and Conoco accounted for 32%, 14%, 17%, 10% and 9%, respectively, of the Company's oil and natural gas sales. The Company does not believe that the loss of any of these buyers would have a material effect on the Company's business or results of operations as it believes it could readily locate other buyers. However, short term disruptions could occur while the Company sought alternative buyers or while lines were being connected to other pipelines.

     The market for oil and natural gas produced by the Company depends on factors beyond its control, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, weather, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulation. The oil and natural gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

OIL AND NATURAL GAS RESERVES

     The following tables summarize certain information regarding the Company's estimated proved oil and natural gas reserves as of June 30, 1996, 1997, and 1998. All such reserves are located in the United States. The estimates relating the Company's proved oil and natural gas reserves and future net revenues of oil and natural gas reserves at June 30, 1998 with respect to the Morgan Properties included in this Annual Report on Form 10-KSB are based upon reports prepared by Ryder Scott. The estimates at June 30, 1997 and, other than with respect to the Morgan Properties, at June 30, 1998 included in this Annual Report are based upon reports prepared by H.J. Gruy. Such estimates at June 30, 1996 included in this Annual Report are based upon reports prepared by Harper and Associates. In accordance with guidelines of the Securities and Exchange Commission (the "Commission"), the estimates of future net cash flows from proved reserves and their SEC PV-10 are made using oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties. The Company's estimates of proved reserves, future net cash flows and SEC PV-10 were estimated using the following weighted average prices, before deduction of production taxes:




                                                          JUNE 30,
                                         -----------------------------------------
                                             1996          1997           1998
                                         -----------   ------------   ------------
Natural gas (per Mcf)...................   $    2.39     $    2.25      $    2.40
Oil (per Bbl)...........................       19.65         17.43          12.80


     Reserve estimates are imprecise and may be expected to change as additional information becomes available. Furthermore, estimates of oil and natural gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgement. Reserve reports of other engineers might differ from the reports contained herein. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Future prices received for the sale of oil and natural gas may be different from those used in preparing these reports. The amounts and timing of future operating and development costs may also differ from those used. Accordingly, there can be no assurance that the reserves set forth herein will ultimately be produced nor can there be assurance that the proved undeveloped reserves will be developed within the periods anticipated. The Company emphasizes with respect to the estimates prepared by independent petroleum engineers that the discounted future net cash inflows should not be construed as representative of the fair market value of the proved oil and natural gas properties belonging to the Company, since discounted future net cash inflows are based upon projected cash inflows which do not provide for changes in oil and natural gas prices nor for escalation of expenses and capital costs. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

     All reserves are evaluated at contract temperature and pressure which can affect the measurement of natural gas reserves. Operating costs, development costs and certain production-related and ad valorem taxes were deducted in arriving at the estimated future net cash flows. No provision was made for income operating methods and existing conditions at the prices and operating costs prevailing at the dates indicated above. The estimates of the SEC PV-10 from future net cash flows differ from the Standardized Measure set forth in the notes to the Consolidated Financial Statements of the Company, which is calculated after provision for future income taxes. There can be no assurance that these estimates are accurate predictions of future net cash flows from oil and natural gas reserves or their present value.

     For certain additional information concerning the Company's oil and natural gas reserves and estimates of future net revenues attributable thereto, see Note 9 of the Notes to Consolidated Financial Statements.

Company Reserves

     The following tables set forth the proved reserves of oil and natural gas of the Company and the SEC PV-10 thereof on an actual basis for each year in the three-year period ended June 30, 1998.

                     PROVED OIL AND NATURAL GAS RESERVES(1)

                                                                  JUNE 30,
                                                   ------------------------------------
                                                      1996         1997         1998
                                                   ----------   ----------   ----------
NATURAL GAS RESERVES (MMCF):
    Proved Developed Producing Reserves ........        4,712        8,627      102,136
    Proved Developed Non-Producing Reserves ....        4,662        3,785       18,862
    Proved Undeveloped Reserves ................        3,610        8,561       55,097
                                                   ----------   ----------   ----------
         Total Proved Reserves of natural gas ..       12,984       20,973      176,095
                                                   ==========   ==========   ==========
OIL RESERVES (MBBL):
    Proved Developed Producing Reserves ........          751        1,181        3,814
    Proved Developed Non-Producing Reserves ....        1,514        1,007        1,484
    Proved Undeveloped Reserves ................        4,667        4,521        2,651
                                                   ----------   ----------   ----------
         Total Proved Reserves of oil ..........        6,932        6,709        7,949
                                                   ----------   ----------   ----------
TOTAL PROVED RESERVES (MMCFE) ..................       54,574       61,224      223,788
                                                   ==========   ==========   ==========

                         SEC PV-10 OF PROVED RESERVES(1)

                                                                   JUNE 30,
                                                   -------------------------------------

                                                      1996          1997           1998
                                                   ----------   ----------   ----------
SEC PV-10 (THOUSANDS)(2):
     Proved Developed Producing Reserves .......   $    9,002   $   13,810   $  113,539
     Proved Developed Non-Producing Reserves ...        8,144        7,850       17,661
     Proved Undeveloped Reserves ...............       14,307       19,558       33,920
                                                   ----------   ----------   ----------

         TOTAL SEC PV-10 .......................   $   31,453   $   41,218   $  165,120
                                                   ==========   ==========   ==========



     (1) The historical data at June 30, 1996 is based upon reserve reports prepared by Harper and Associates. The data shown at June 30, 1997 and June 30, 1998 (excluding data with respect to the Morgan Properties at June 30, 1998) is based upon reports prepared by H.J. Gruy. The data included with respect to the Morgan Properties at June 30, 1998 is based upon reserve reports prepared by Ryder Scott.
     (2) SEC PV-10 differs from the Standardized Measure set forth in the notes to the Consolidated Financial Statements of the Company, which is calculated after provision for future income taxes.


     Except for the effect of changes in oil and natural gas prices, no major discovery or other favorable or adverse event is believed to have caused a significant change in these estimates of the Company's proved reserves since June 30, 1998.

     Except for Form EIA 23, "Annual Survey of Domestic Oil and Gas Reserves", filed with the United States Department of Energy, no other estimates of total proven net oil and natural gas reserves have been filed by the Company with, or included in any report to, any United States authority or agency pertaining to the Company's individual reserves since the beginning of the Company's last fiscal year. Reserves reported on Form EIA 23 are comparable to the reserves reported by the Company herein.

OPERATIONS DATA

Productive Wells

     The following table sets forth the number of total gross and net productive wells in which the Company owned an interest as of June 30, 1998.


                                GROSS                             NET
                   ------------------------------   ------------------------------
                      OIL        GAS       TOTAL       OIL        GAS       TOTAL
                   --------   --------   --------   --------   --------   --------
Texas ..........        335        221        556      124.5       78.9      203.4
New Mexico .....         75          2         77       73.6        0.6       74.2
Louisiana ......         35          4         39       15.2        0.4       15.6
Mississippi ....         24          0         24       17.1        0.0       17.1
Oklahoma .......         28        153        181        7.4       21.4       28.8
Kentucky .......          0         21         21          0       12.6       12.6
Other(1) .......          3         33         36        0.3        7.5        7.8
                   --------   --------   --------   --------   --------   --------
     Total .....        500        434        934      238.1      121.4      359.5
                   ========   ========   ========   ========   ========   ========



     (1) Represents wells located in Kansas, Alabama and Wyoming.


     As of June 30, 1998, the Company had an interest in 934 gross (360 net) productive oil and natural gas wells.

Production Economics

     The following table sets forth certain operating information of the Company for the periods presented.



                                                              YEAR ENDED JUNE 30,
                                                     ------------------------------------
                                                                  HISTORICAL
                                                     ------------------------------------
                                                        1996         1997         1998
                                                     ----------   ----------   ----------
OPERATING DATA:
Production volumes:
   Natural gas (MMcf) ............................          154          546        3,368
   Oil (MBbl) ....................................          103          151          325
      Total (MMcfe) ..............................          769        1,430        5,318
Average sales price:
   Natural gas (per Mcf) .........................   $     2.43   $     2.31   $     2.27
   Oil (per Bbl) .................................        18.26        20.73        15.52
   Natural gas equivalent (per Mcfe) .............         2.70         3.02         2.39
Selected expenses (per Mcfe):
   Production taxes ..............................   $     0.22   $     0.21   $     0.06
   Lease operating expense .......................         1.31         1.52         1.07
   General and administrative ....................         1.45         1.00         0.43
   Depreciation, depletion and amortization(1) ...         0.82         0.68         0.91


---------------------
(1) Represents depreciation, depletion and amortization of oil and natural gas properties only.







Drilling Activity

     The following table sets forth the Company's gross and net working interests in exploratory and development wells (but excluding injection or service wells) drilled during the indicated periods.



                                                       FOR THE YEAR ENDED JUNE 30,
                                -------------------------------------------------------------------------

                                         1996                    1997                     1998
                                -------------------------------------------------------------------------

                                   GROSS        NET        GROSS        NET        GROSS         NET
                                -----------  ----------  ----------  ----------  ----------  -----------
EXPLORATORY:
    Oil........................           4         2.0           1         0.5           1          0.0
    Gas........................           0         0.0           0         0.0           1          0.3
    Dry........................           2         1.0           0         0.0           1          0.7
                                -----------  ----------  ----------  ----------  ----------  -----------
       Total...................           6         3.0           1         0.5           3          1.0
                                ===========  ==========  ==========  ==========  ==========  ===========
DEVELOPMENT:
    Oil........................           0         0.0           0         0.0           5          2.1
    Gas........................           0         0.0           0         0.0          10          2.6
    Dry........................           0         0.0           0         0.0           1          0.4
                                -----------  ----------  ----------  ----------  ----------  -----------
       Total...................           0         0.0           0         0.0          16          5.1
                                ===========  ==========  ==========  ==========  ==========  ===========
TOTAL:
    Oil........................           4         2.0           1         0.5           6          2.1
    Gas........................           0         0.0           0         0.0          11          2.9
    Dry........................           2         1.0           0         0.0           2          1.1
                                -----------  ----------  ----------  ----------  ----------  -----------
       Total...................           6         3.0           1         0.5          19          6.1
                                ===========  ==========  ==========  ==========  ==========  ===========

DEVELOPED AND UNDEVELOPED ACREAGE

     The following table sets forth the approximate gross and net acres in which the Company owned an interest as of June 30, 1998.


                                      DEVELOPED                  UNDEVELOPED
                              -------------------------  -------------------------
                                 GROSS          NET          GROSS         NET
                              ------------  -----------  ------------  -----------
Texas........................       73,074       38,027        39,833       17,273
New Mexico...................       14,440       14,170             0            0
Louisiana....................        5,865        2,334             0            0
Mississippi..................        1,633        1,323             0            0
Oklahoma.....................       42,240        5,954             0            0
Kentucky.....................          424          260        60,997       36,598
Other(1).....................       20,510        5,190             0            0
     Total...................      158,186       67,258       100,830       53,871

-----------------
(1) Represents acreage located in Colorado, Kansas, Alabama and Wyoming.



MARKETS AND COMPETITION

     The oil and natural gas industry is highly competitive. Competitors include major oil companies, other independent oil and natural gas concerns and individual producers and operators, many of which have financial resources, staffs and facilities substantially greater than those of the Company. In addition, the Company encounters substantial competition in acquiring oil and natural gas properties, marketing oil and natural gas and securing trained personnel. When possible, the Company tries to avoid open competitive bidding for acquisition opportunities. The principal means of competition with respect to the sale of oil and natural gas production are product availability and price. While it is not possible for the Company to state accurately its position in the oil and natural gas industry, the Company believes that it represents a minor competitive factor.

     The market for oil and natural gas produced by the Company depends on factors beyond its control, including domestic and foreign political conditions, the overall level of supply of and demand for oil and natural gas, the price of imports of oil and natural gas, gas pipelines and other transportation facilities and overall economic conditions. The oil and natural gas industry as a whole also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. See "Item 1. Description of Business -- Risk Factors -- Volatility of Oil and Natural Gas Prices."

TITLE TO OIL AND NATURAL GAS PROPERTIES

     The Company has acquired interests in producing and non-producing acreage in the Form of working interests, RIs, overriding royalty interests and NPIs. Substantially all of the Company's property interests, and the Assignors' interests in the Underlying Properties, are held pursuant to leases from third parties. The leases grant the lessee the right to explore for and extract oil and natural gas from specified areas. Consideration for a lease usually consists of a lump sum payment (i.e., bonus) and a fixed annual charge (i.e., delay rental) prior to production (unless the lease is paid up) and, once production has been established, a royalty based generally upon the proceeds from the sale of oil and natural gas. Once wells are drilled, a lease generally continues so long as production of oil and natural gas continues. In some cases, leases may be acquired in exchange for a commitment to drill or finance the drilling of a specified number of wells to predetermined depths. Some of the Company's non-producing acreage is held under leases from mineral owners or a government entity which expire at varying dates. The Company is obligated to pay annual delay rentals to the lessors of certain properties in order to prevent the leases from terminating. Title to leasehold properties is subject to royalty, overriding royalty, carried, net profits and other similar interests and contractual arrangements customary in the oil and natural gas industry, and to liens incident to operating agreements, liens relating to amounts owed to the operator, liens for current taxes not yet due and other encumbrances.

     As is customary in the industry, the Company generally acquires oil and natural gas acreage without any warranty of title except as to claims made by, through or under the transferor. Although the Company has title examined prior to acquisition of developed acreage in those cases in which the economic significance of the acreage justifies the cost, there can be no assurance that losses will not result from title defects or from defects in the assignment of leasehold rights. In many instances, title opinions may not be obtained if in the Company's judgment it would be uneconomical or impractical to do so.

     The Underlying Properties are typically subject, in one degree or another, to one or more of the following: (i) royalties and other burdens and obligations, expressed and implied, under oil and gas leases; (ii) overriding royalties and other burdens created by Assignor or its predecessors in title;
(iii) a variety of contractual obligations (including, in some cases, development obligations) arising under operating agreements, farmout agreements, production sales contracts and other agreements that may affect the properties or their titles; (iv) liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing unpaid suppliers and contractors and contractual liens under operating agreements; (v) pooling, unitization and communitization agreements, declarations and orders; and (vi) easements, restrictions, rights-of-way and other matters that commonly affect property. To the extent that such burdens and obligations affect Assignor's rights to production and the value of production from the Underlying Properties, they have been taken into account in calculating the Company's interests and in estimating the size and value of the reserves attributable to the Morgan Properties.

REGULATION

General Federal and State Regulation

     The Company's oil and natural gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases the Company's cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such laws.

     The State of Texas and many other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells. Many states restrict production to the market demand for oil and natural gas. Some states have enacted statutes prescribing ceiling prices for natural gas sold within their states.

     FERC regulates interstate natural gas transportation rates and service conditions, which affect the revenues received by the Company for sales of its production. Since the mid-1980s, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of natural gas. Order 636 mandates a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC's purposes in issuing the orders is to increase competition within all phases of the natural gas industry. Order 636 and subsequent FERC orders on rehearing have been appealed and are pending judicial review. Because these orders may be modified as a result of the appeals, it is difficult to predict the ultimate impact of the orders on the Company. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas, and has substantially increased competition and volatility in natural gas markets.

     The price the Company receives from the sale of oil and natural gas liquids is affected by the cost of transporting products to market. Effective January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. The Railroad Commission of the State of Texas is considering adopting rules to prevent discriminatory transportation practices by intrastate gas gatherers and transporters by requiring the disclosure of rate information under varying conditions of service. The Company is not able to predict with certainty the effects, if any, of these regulations on its operations. However, the regulations may increase transportation costs or reduce wellhead prices for oil and natural gas liquids.

     Finally, from time to time regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below natural production capacity in order to conserve supplies of oil and natural gas. See "Item 1. Description of Business -- Risk Factors -- Government Laws and Regulations."

Environmental Regulation

     The Company's exploration, development and production of oil and natural gas, including its operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. Such laws and regulations can increase the costs of planning, designing, installing and operating oil and natural gas wells. The Company's domestic activities are subject to a variety of environmental laws and regulations, including but not limited to, the Oil Pollution Act of 1990 ("OPA"), the Clean Water Act ("CWA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), the Clean Air Act ("CAA"), and the Safe Drinking Water Act ("SDWA"), as well as state regulations promulgated under comparable state statutes. The Company also is subject to regulations governing the handling, transportation, storage and disposal of naturally occurring radioactive materials that are found in its oil and natural gas operations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species, and impose substantial liabilities for cleanup of pollution.

     Under the OPA, a release of oil into water or other areas designated by the statute could result in the Company being held responsible for the costs of remediating such a release, certain OPA specified damages, and natural resource damages. The extent of that liability could be extensive, as set forth in the statute, depending on the nature of the release. A release of oil in harmful quantities or other materials into water or other specified areas could also result in the Company being held responsible under the CWA for the costs of remediation, and civil and criminal fines and penalties.

     CERCLA and comparable state statutes, also known as "Superfund" laws, can impose joint and several retroactive liability, without regard to fault or the legality of the original conduct, on certain classes of persons for the release of a "hazardous substance" into the environment. In practice, cleanup costs are usually allocated among various responsible parties. Potentially liable parties include site owners or operators, past owners or operators under certain conditions, and entities that arrange for the disposal or treatment of, or transport hazardous substances found at the site. Although CERCLA, as amended, currently exempts petroleum, including but not limited to, crude oil, natural gas and natural gas liquids from the definition of hazardous substance, the Company's operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA. Furthermore, there can be no assurance that the exemption will be preserved in future amendments of the act, if any.

     RCRA and comparable state and local requirements impose standards for the management, including treatment, storage, and disposal of both hazardous and nonhazardous solid wastes. The Company generates hazardous and nonhazardous solid waste in connection with its routine operations. From time to time, proposals have been made that would reclassify certain oil and natural gas wastes, including wastes generated during pipeline, drilling, and production operations, as "hazardous wastes" under RCRA which would make such solid wastes subject to much more stringent handling, transportation, storage, disposal, and clean-up requirements. This development could have a significant impact on the Company's operating costs. While state laws vary on this issue, state initiatives to further regulate oil and natural gas wastes could have a similar impact.

     Because oil and natural gas exploration and production, and possibly other activities, have been conducted at some of the Company's properties by previous owners and operators, materials from these operations remain on some of the properties and in some instances require remediation. In addition, the Company has agreed to indemnify sellers of producing properties from whom the Company has acquired reserves against certain liabilities for environmental claims associated with such properties. While the Company does not believe that costs to be incurred by the Company for compliance and remediating previously or currently owned or operated properties will be material, there can be no guarantee that such costs will not result in material expenditures.

     Additionally, in the course of the Company's routine oil and natural gas operations, surface spills and leaks, including casing leaks, of oil or other materials occur, and the Company incurs costs for waste handling and environmental compliance. Moreover, the Company is able to control directly the operations of only those wells for which it acts as the operator. Notwithstanding the Company's lack of control over wells owned by the Company but operated by others, the failure of the operator to comply with the applicable environmental regulations may, in certain circumstances, be attributable to the Company.

     Is it not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance. There can be no assurance that more stringent laws and regulations protecting the environment will not be adopted or that the Company will not otherwise incur material expenses in connection with environmental laws and regulations in the future. See "Item 1. Description of Business -- Risk Factors -- Government Laws and Regulations."

EMPLOYEES

     As of September 14, 1998, the Company had 22 full-time employees consisting of 10 officers and 12 support staff. Four of the employees are in Ottawa, Canada, 13 of the employees are located in the Dallas office, 3 are on site in New Mexico, one is on site in Kentucky and 1 is on site in East Texas. In addition, the Company regularly engages technical consultants and independent contractors to provide specific advice or to perform certain administrative or technical functions.

LEGAL PROCEEDINGS

     The landowner royalty on the J.C. Martin Field is currently subject to a lawsuit that may create uncertainty regarding the Company's title to its interest in the J.C. Martin Field. See "Item 1. Description of Business -- Risk Factors -- Nature of the Net Profits Interests and Royalty Interests -- Litigation."

     No other legal proceedings are pending other than ordinary routine litigation incidental to the Company business, the outcome of which management believes will not have a material adverse effect on the Company.

RISK FACTORS

Effects of Leverage

     At June 30, 1998, the Company's ratio of total indebtedness to total capitalization was 104.4% (on a pro forma basis 86.3%). At June 30, 1998, the Company's consolidated total interest coverage ratio was 1.0:1.0. The Company intends to incur additional indebtedness in the future as it executes its acquisition and exploitation strategy. See "Item 1. Description of Business -- Risk Factors -- Substantial Capital Requirements."

     The Company's ability to meet its debt service obligations will be dependent upon the Company's future performance, which will be subject to oil and natural gas prices, the Company's level of production, general economic conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. There can be no assurance that the Company's future performance will not be adversely affected by some or all of these factors. See "Item 6. Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."

     The Company's level of indebtedness will have several important effects on its future operations, including (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on its indebtedness and will not be available for other purposes, (ii) covenants contained in the Company's debt obligations will require the Company to meet certain financial tests, and other restrictions will limit its ability to borrow additional funds or to dispose of assets and may affect the Company's flexibility in planning for, and reacting to, changes in its businesses, including possible acquisition activities and (iii) the Company's ability to obtain additional financing in the future may be impaired. The Company has experienced financial covenant defaults under the Credit Agreement, which defaults were waived by its lender. While the Credit Agreement reflects revised financial covenant terms which the Company believes it can meet for the foreseeable future, there can be no assurance that the Company will not default on its financial covenants under the Credit Agreement or the ECT Revolving Credit Agreement or that the lenders will waive any such defaults. A default under the Credit Agreement or the ECT Revolving Credit Agreement would permit the lenders to accelerate repayments of their loans and to foreclose on the collateral securing the loans, including the Company's oil and natural gas properties.

Holding Company Structure

     Queen Sand Resources is a holding company, the principal assets of which consist of equity interests in its subsidiaries. Accordingly, Queen Sand Resources derives all of its revenues from the operations of its subsidiaries. As a result, Queen Sand Resources will be dependent on the earnings and cash flow of, and dividends and distributions or advances from, its subsidiaries to provide the funds necessary to meet its debt service obligations. The payment of dividends from the subsidiaries to Queen Sand Resources and the payment of any interest on or the repayment of any principal of any loans or advances made by Queen Sand Resources to any of its subsidiaries may be subject to statutory restrictions and are contingent upon the earnings of such subsidiaries.

Volatility of Oil and Natural Gas Prices

     The Company's financial condition, operating results and future growth are substantially dependent upon commodity prices and demand for oil and natural gas. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuation in response to market uncertainty, changes in supply and demand and a variety of additional factors, all of which are beyond the control of the Company. These factors include domestic and foreign political conditions, the overall supply of, and demand for, oil and natural gas, the price of imports of oil and natural gas, weather conditions, the price and availability of alternative fuels and overall economic conditions. The Company's future financial condition and results of operations will be dependent, in part, upon the prices received for the Company's oil and natural gas production, as well as the costs of acquiring, finding, developing and producing reserves. In order to reduce its exposure to price risks in the sale of its oil and natural gas, the Company has entered into and may in the future enter into hedging contracts. See "Item 6. Management's Discussion and Analysis or Plan of Operation -- Changes in Prices and Hedging Activities" and "Item 1. Description of Business -- Risk Factors -- Risks of Hedging Activities." Furthermore, the prices paid for the Company's share of oil and natural gas production depends in part upon the availability, proximity and capacity of gathering systems. The Company's current production is predominantly weighted toward natural gas, making earnings and cash flow more sensitive to natural gas price fluctuations. For the fiscal year ended June 30, 1998, the Company has estimated that a $0.10 per Mcf decline in natural gas prices would have resulted in a $505,000 decrease in the Company's EBITDA, and a $1.00 per Bbl decline in oil prices would have resulted in a $572,000 decrease in the Company's EBITDA. For the fiscal year ended June 30, 1998, the Company estimated that a $0.10 per Mcf increase in natural gas prices would have resulted in a $505,000 increase in the Company's EBITDA. For the fiscal year ended June 30, 1998, the Company estimated that a $1.00 per Bbl increase in oil prices would have resulted in a $931,000 increase in the Company's EBITDA. The Company's ability to repay outstanding amounts under the Credit Agreement, the ECT Revolving Credit Agreement and the Notes, as well as the Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms, are also substantially dependent upon oil and natural gas prices. See "Item 1. Description of Business -- Risk Factors -- Substantial Capital Requirements" and " Item 6. Management's Discussion and Analysis or Plan of Operation."

Replacement and Expansion of Reserves

     The Company's financial condition and results of operations depend substantially upon its ability to acquire or find and successfully develop additional oil and natural gas reserves. The proved reserves of the Company will generally decline as its reserves are produced, except to the extent that the Company acquires properties containing proved reserves or conducts successful development, exploitation or exploration activities. The decline rate varies depending upon reservoir characteristics and other factors. Without reserve additions in excess of production through acquisition or exploitation and development activities, the Company's reserves and production will decline over time. There can be no assurance that the Company will be able to economically find and develop or acquire additional reserves to replace its current and future production.

Acquisition Risks

     The Company expects to continue to evaluate and pursue acquisition opportunities, primarily in the mid-continent and southwest regions of the United States. The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other factors beyond the Company's control. This assessment is necessarily inexact and its accuracy is inherently uncertain. In connection with such an assessment, the Company performs a review it believes to be generally consistent with industry practices. This review, however, will not reveal all existing or potential problems, nor will it permit the Company to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections generally are not performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may not be willing or financially able to give contractual protection against such problems, and the Company may decide to assume environmental and other liabilities in connection with acquired properties. There can be no assurance that the Company's acquisitions will be successful. Any unsuccessful acquisition could have a material adverse effect on the Company's financial condition and results of operations.

     The Morgan Property Acquisition represents the largest acquisition undertaken by the Company to date and represents a major step in the Company's growth strategy. However, the increased size of the Company and its scope of operations will present significant challenges to the Company due to the increased time and resources required in the management effort. Accordingly, there can be no assurance that the future operations of the Company can be effectively managed to realize the goals anticipated of the Property Acquisitions. In addition, the management of the existing asset base and the continued growth and expansion of the Company will depend, among other factors, on the Company's ability to recruit and retain skilled and experienced management and technical personnel. There can be no assurance that the Company will be successful in such efforts.

Drilling and Operating Risks

     The Company's oil and natural gas business is also subject to all of the operating risks associated with the drilling for and production and secondary recovery of oil and natural gas, including, but not limited to, uncontrollable flows of oil, natural gas, brine or well fluids (including fluids used in waterflood activities) into the environment (including groundwater contamination), fires, explosions, pollution and other risks, any of which could result in substantial losses to the Company. Drilling activities are subject to many risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. The Company anticipates drilling or participating in the drilling of a substantially greater number of wells over the next 12 to 18 months than it has in the past. There can be no assurance that new wells drilled or participated in by the Company will be productive or that the Company will recover all or any portion of its investment. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. The Company's drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, many of which are beyond its control, including economic conditions, mechanical problems, pressure or irregularities in formations, title problems, weather conditions, compliance with governmental requirements and shortages in or delays in the delivery of equipment and services. The Company's future drilling activities may not be successful. Lack of drilling success could have a material adverse effect on the Company's financial conditions and results of operations.

     In addition to the substantial risk that wells drilled will not be productive, hazards such as unusual or unexpected geologic formations, pressures, downhole fires, mechanical failures, blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or wells fluids, pollution and other environmental risks are inherent in oil and natural gas development, exploitation, exploration, production and gathering. These hazards could result in substantial losses to the Company due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. The Company carries insurance that it believes is in accordance with customary industry practices, but, as is common in the oil and natural gas industry, the Company does not fully insure against all risks associated with its business either because such insurance is not available or because the cost thereof is considered prohibitive. The occurrence of an event that is not covered, or not fully covered by insurance, could have a material adverse effect on the Company's financial condition and results of operations.

     There are certain risks associated with secondary recovery operations, especially the use of waterflooding techniques, and drilling activities in general. Waterflooding involves significant capital expenditures and uncertainty as to the total amount of secondary reserves that can be recovered. In waterflood operations, there is generally a delay between the initiation of water injection into a formation containing hydrocarbons and any increase in production that may result. The unit production costs per barrel of waterflood projects are generally higher during the initial phases of such projects due to the purchase of injection water and related costs, as well as during the later stages of the life of the project. The degree of success, if any, of any secondary recovery program depends on a large number of factors, including the porosity and permeability of the formation, the technique used and the location of injection wells.

Substantial Capital Requirements

     The Company's strategy of acquiring, developing and exploiting oil and natural gas properties is dependent upon its ability to obtain financing for any such expenditures. The Company expects to utilize its Credit Agreement and the ECT Revolving Credit Agreement to borrow a significant portion of the funds required. The Credit Agreement limits the amounts the Company may borrow thereunder to amounts, determined by the lenders in their sole discretion, based upon projected net revenues from the Company's oil and natural gas properties and restricts the amounts the Company may borrow under other credit facilities. As of August 31, 1998, the Company believes it would be able to borrow up to approximately $25.0 million (of which approximately $10.3 million was outstanding) under the Credit Agreement. The lenders can adjust the borrowings permitted to be outstanding under the Credit Agreement and under the ECT Revolving Credit Agreement semi-annually. The lenders require that outstanding borrowings in excess of the borrowing limit be repaid ratably over a period no longer than six months. No assurances can be given that the Company will be able to make any such mandatory principal payments required by the lenders. The Company could, under certain circumstances, borrow under the ECT Revolving Credit Agreement up to the lesser of $10.0 million or 40% of the borrowing base established under the Credit Agreement.

     Any future acquisition by the Company requiring financing in excess of the amount then available under the Credit Agreement or the ECT Revolving Credit Agreement will depend upon the lenders' evaluations of the properties proposed to be acquired.

Uncertainty of Estimates of Proved Reserves and Future Net Revenues

     There are numerous uncertainties in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures, including many factors beyond the control of the Company. The reserve data set forth in this Annual Report on Form 10-KSB are only estimates. Although the Company believes such estimates to be reasonable, reserve estimates are imprecise and may be expected to change as additional information becomes available. Estimates of oil and natural gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data, as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be exactly measured. Therefore, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and such estimate is a function of the quality of available data and of engineering and geological interpretation and judgment and the future net cash flows expected therefrom, prepared by different engineers or by the same engineers at different times may vary substantially. There also can be no assurance that the reserves set forth herein will ultimately be produced or that the proved undeveloped reserves will be developed within the periods anticipated. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates, and such variances may be material. In addition, the estimates of future net revenues from proved reserves of the Company and the present value thereof are based upon certain assumptions about future production levels, prices and costs that may not be correct. The Company emphasizes with respect to the estimates prepared by independent petroleum engineers that SEC PV-10 should not be construed as representative of the fair market value of the proved oil and natural gas properties belonging to the Company since discounted future net cash flows are based upon projected cash flows which do not provide for changes in oil and natural gas prices or for escalation of expenses and capital costs. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based. Actual future prices and costs may differ materially from those estimated.

Nature of the Net Profits Interests and Royalty Interests

     General. As a result of the Morgan Property Acquisition, a substantial portion of the Company's oil and natural gas property interests are in the form of NPIs and RIs. The NPIs were conveyed by various assignors to the Company from such Assignor's net revenue interest (generally, a leasehold working interest less lease burdens) in the Underlying Properties. These various Conveyances were designed to be conveyances of interests in real property. As the owner of NPIs, the Company does not have the direct right to drill or operate wells or to cause third parties to propose or drill wells on the Underlying Properties. If an Assignor or any other working interest owner proposes to drill a well on the Underlying Properties, then each respective Assignor is obligated to give the Company notice of such proposal. Under the applicable Ancillary Agreements, the Company will then have the option to pay the Applicable Percentage (as defined in the Ancillary Agreement) of the respective Assignor's working interest share of the expenses of any well that is proposed, and thereby become entitled to a NPI equal to the Applicable Percentage multiplied by the Assignor's net revenue interest in that well. However, if an Assignor elects not to participate in the drilling of a well, the Company will be denied the opportunity to participate in that well. Moreover, if an Assignor owns less than a 100% working interest in a proposed well, and the other owners of working interests with respect to such well elect not to participate in the well, the well will not be drilled unless a means of funding the costs allocable to the working interest owners who do not elect to participate in the well is effectuated. The financial strength and the competence of the various Assignors, and to a lesser extent the financial strength and the competence of other parties owning working interests in the Underlying Properties, may have an effect on when and whether wells get drilled on the Underlying Properties, and on whether operations are conducted in a prudent and competent manner. Finally, the NPIs were created subsequent and subject to the various operating agreements that cover and govern operations on the properties. Possible consequences of the NPIs being subject to the applicable operating agreements include: (i) if an Assignor elects not to participate in a major operation, the entire original interest of the Assignor (including the NPI) will be relinquished to the consenting parties under the "non-consent penalty" provisions of the standard Form operating agreements that govern operations on most of the Underlying Properties and (ii) if an Assignor fails to pay its share of costs arising under an operating agreement, the entire original interest of the Assignor (including the NPIs) will be encumbered by the operator's lien. Because the NPI may not burden every well covered by an operating agreement, the NPI could arguably be encumbered by the operator's lien securing obligations incurred by an Assignor on wells in which the Company does not own a NPI. See "Item 1. Description of Business -- Recent Property Acquisitions."

     In the past, certain of the operators and/or Assignors on the Morgan Properties have experienced financial difficulties, including bankruptcy. Further, in at least one instance an operator has claimed a right to setoff against the Company's revenue stream from certain properties for unpaid bills arising from the nonpayment by a bankrupt Assignor.

     The RIs are comprised largely of term royalty interests, the duration of which is the same as the oil and natural gas lease to which it pertains. A smaller group of RIs are perpetual royalty interests which entitle the owner thereof to a share of production from the Underlying Properties under both the current oil and gas lease and any replacement or successor oil and natural gas lease. In all cases, the RIs are non-operating interests, have little or no influence over oil and natural gas development or operation on the lands they burden and should be free of costs or liabilities arising from operations by the working interest owners.

     Sale and Abandonment of Underlying Properties. An Assignor (and any subsequent transferee of an Assignor) has the right to abandon any well or working interest included in the Underlying Properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. The Company may not control the timing of plugging and abandoning wells. The Conveyances provide that Assignor's working interest share of the costs of plugging and abandoning uneconomic wells will be deducted in calculating net cash flow from the property.

     The Assignor may sell the Underlying Properties, subject to and burdened by the RIs, without the consent of the Company. Accordingly, there exists the risk that the Underlying Properties could be transferred to a party with a weaker financial profile.

     Litigation. The landowner royalty on the J.C. Martin Field is currently subject to a lawsuit that may create uncertainty regarding the Company's title to its royalty interest. The Company believes the suit is without merit and a favorable order of summary judgment has been rendered in favor of the pension funds managed by J.P. Morgan Investments. However, that order may be appealed. The purchase agreement for the purchase of the Morgan Properties provides for the escrow of $8.0 million of the purchase price. In the event the summary judgment is later overturned and a judgment is later entered against the pension funds managed by J.P. Morgan Investments (or the Company as successor owner) rescinding the original transaction whereby the pension funds managed by J.P. Morgan Investments acquired their interest, the escrowed monies would be returned to the Company and the Company would convey its property interest to the plaintiff.

     Certain Bankruptcy Issues. Although the matter is not entirely free from doubt, the Company believes that the Morgan Properties should constitute real property interests under applicable state law. Consistent therewith, the Conveyances state that the NPIs constitute real property interests and were recorded in the appropriate real property records of the states in which the Underlying Properties are located. If, during the term of the NPIs, an Assignor becomes involved as a debtor in bankruptcy proceedings, it is not entirely clear that all of the NPIs would be treated as real property interests under the laws of such states. If in such a proceeding a determination were made that the NPIs constitute real property interests, the NPIs should be unaffected in any material respect by such bankruptcy proceeding. If in such a proceeding a determination were made that the NPIs constitute an executory contract (a term used, but not defined, in the United States Bankruptcy Code to refer to a contract under which the obligations of both the debtor and the other party to such contract are so unsatisfied that the failure of either to complete performance would constitute a material breach excusing performance by the other) and not a real property interest under applicable state law, and if such contract were not to be assumed in a bankruptcy proceeding involving an Assignor, the Company would be treated as an unsecured creditor of such Assignor with respect to such NPI in the pending bankruptcy.

Financial Reporting Impact of Full Cost Method of Accounting

     The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved oil and natural gas reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the SEC PV-10 of estimated future net cash flow from proved reserves of oil and natural gas, and the lower of cost or fair value of unproved properties after income tax effects, such excess costs are charged to operations. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date even if oil or natural gas prices increase. At June 30, 1998, the Company recorded a write-down of its oil and gas properties of $28.2 million. Significant downward revisions of quantity estimates or declines in oil and natural gas prices from those in effect on June 30, 1998 which are not offset by other factors could result in further write-downs for impairment of oil and natural gas properties.

Competition

     The Company encounters substantial competition in acquiring properties, marketing oil and natural gas, securing equipment and personnel, and operating its properties. The competitors in acquisitions, development, exploration and production include major oil companies, numerous independent oil and natural gas companies, individual proprietors and others. Many of these competitors have financial and other resources which substantially exceed those of the Company and have been engaged in the energy business for a much longer time than the Company. Therefore, competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties or prospects than the financial or personnel resources of the Company will permit. See "Item
1. Description of Business -- Markets and Competition."

Government Laws and Regulations

     The Company's operations are affected from time to time in varying degrees by political developments and federal and state laws and regulations. In particular, oil and natural gas production, operations and economics are or have been affected by price controls, taxes and other laws relating to the oil and natural gas industry, by changes in such laws and by changes in administrative regulations. The Company cannot predict how existing laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on its business or financial condition. See "Item 1. Description of Business -- Regulation."

     The Company's operations are subject to complex and constantly changing environmental laws and regulations adopted by federal, state and local governmental authorities. The Company believes that compliance with such laws has had no material adverse effect upon the Company's operations to date, and that the cost of such compliance has not been material. Nevertheless, the discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities on the part of the Company to the government and third parties and may require the Company to incur costs of remediation. Additionally, from time to time the Company has agreed to indemnify both sellers of producing properties from whom the Company acquires reserves and purchasers of properties from the Company against certain liabilities for environmental claims associated with the properties being purchased or sold by the Company. No assurance can be given that existing environmental laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, will not materially adversely affect the Company's operations and financial condition or that material indemnity claims will not arise against the Company with respect to properties acquired or sold by the Company. See "Item 1. Description of Business -- Regulation -- Environmental Regulation."

Risks of Hedging Activities

     In order to reduce its exposure to price risks in the sale of its oil and natural gas, the Company has entered into and may in the future enter into hedging contracts. The Company's hedging contracts apply to only a portion of its production and provide only limited price protection against fluctuations in the oil and natural gas markets. If the Company's reserves are not produced at rates equivalent to the hedged position, the Company would be required to satisfy its obligations under its hedging contracts on potentially unfavorable terms without the ability to hedge that risk through sales of comparable quantities of its own production. Further, the terms under which the Company enters into hedging contracts are based on assumptions and estimates of numerous factors such as cost of production and pipeline and other transportation costs to delivery points. Substantial variations between the assumptions and estimates used by the Company and actual results experienced could materially adversely affect the Company's anticipated profit margins and its ability to manage the risks associated with fluctuations in oil and natural gas prices.

See "Item 1. Description of Business -- Risk Factors -- Uncertainty of Estimates of Proved Reserves and Future Net Revenues." Additionally, to the extent that the Company enters into hedging contracts, it may be prevented from realizing the benefits of price increases above the level of the hedges. Such hedging contracts are also subject to the risk that the other party may prove unable or unwilling to perform its obligations under such contracts. Any significant nonperformance could have a material adverse effect on the Company's financial condition and results of operations. See "Item 6. Management's Discussion and Analysis or Plan of Operation -- Changes in Prices and Hedging Activities."

Significant Number of Authorized but Unissued Shares

     The Board of Directors has total discretion in the issuance of any shares of common stock, par value $0.0015 per share, of the Company (the "Common Stock"), and preferred stock, par value $0.01 per share of the Company (the "Preferred Stock"), which may be issued in the future. The Company is authorized to issue 100,000,000 shares of its Common Stock (30,924,918 shares were issued and outstanding as at August 31, 1998). The Company is authorized to issue 50,000,000 shares of its Preferred Stock (9,609,700 shares of preferred stock were issued and outstanding as at August 31, 1998).

Potential Conflicts of Interest

     JEDI, an affiliate of Enron, owns 9,600,000 shares of the Company's Series A Participating Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), warrants to acquire an aggregate of 1,774,648 shares of the Company's Common Stock and 2,634,951 shares of Common Stock (as of August 31, 1998: 6.5% of the outstanding voting capital stock and, assuming the exercise of its warrants and the conversion of its Series A Preferred Stock, 33.0% of the voting capital stock). In addition, upon the occurrence of certain defaults under the Certificate of Designation governing the Series A Preferred Stock, JEDI would have the right to appoint a majority of the Company's Board of Directors. As the holder of a significant portion of the Company's voting stock, JEDI, as well as its affiliates (including Enron), may have the ability to exercise significant influence over the management of the Company. Enron and certain of its subsidiaries and other affiliates collectively participate in nearly all phases of the oil and natural gas industry and are, therefore, competitors of the Company. Effective December 29, 1997, the Company entered into the ECT Revolving Credit Agreement with ECT, a wholly-owned subsidiary of Enron. In addition, Enron and certain of its affiliates have provided, or assisted in providing, and may in the future provide or assist in arranging, financing to or for non-affiliated participants in the oil and natural gas industry who are or may become competitors of the Company.

Control by Certain Stockholders

     As of August 31, 1998, the current officers and directors of the Company as a group had a beneficial interest in or held a proxy for approximately 20.1% of the voting capital stock, and JEDI beneficially owned approximately 33.0% of the voting capital stock. Consequently, these stockholders, should they determine to act together, may be in a position to effectively control the affairs of the Company, including the election of all of the Company's directors and the approval or prevention of certain corporate transactions which require majority stockholder approval.

Dependence on Key Personnel

     The Company is dependent upon Edward J. Munden, Chairman of the Board, President and Chief Executive Officer, Robert P. Lindsay, Chief Operating Officer and Executive Vice President, Ronald I. Benn, Chief Financial Officer and Treasurer, Bruce I. Benn, Executive Vice President and Secretary, and other key personnel, including V. Ed Butler, Vice President, Operations and Ronald Idom, Vice President, Acquisitions, for its various activities, and the loss of any one of these individuals for any reason may adversely affect the Company. The Company holds key man insurance on the lives of each of Edward J. Munden, Robert P. Lindsay, Bruce I. Benn and Ronald I. Benn. The Company also has employment agreements with each of these officers (other than Mr. Idom) through 2002.

Repurchase Obligations in Connection with Private Equity Placement

     In connection with the private equity placement completed by the Company as of July 8 and July 20, 1998, the Company granted to those purchasers acquiring shares pursuant to the Purchase Agreement (defined herein) (the "Buyers") the right to require the Company to repurchase such Buyer's shares of Common Stock and rights to acquire additional shares of Common Stock after the occurrence of certain major transactions or triggering events, including, without limitation, certain consolidations or mergers, the sale or transfer of all or substantially all of the Company's assets, a tender offer for more than 40% of the outstanding shares of Common Stock, and certain defaults by the Company under its covenants to the Buyers. The Company would be required to obtain the consent of the lenders under the Credit Agreement and the ECT Revolving Credit Agreement and the consent of the holders of the Notes before repurchasing such shares and rights. If the Company could not obtain such consents, the Company would be in default under its agreement with the Buyers, and such default could trigger cross defaults under the Credit Agreement or the ECT Revolving Credit Agreement. In addition, if the Company fails to repurchase the shares of Common Stock and repricing rights as required, the Company could be liable to the Buyers for damages.

Preferred Stock; Anti-takeover Provisions

     The Common Stock is subordinate to all outstanding classes of Preferred Stock of the Company in the payment of dividends and other distributions made with respect to the stock, including distributions upon liquidation or dissolution of the Company. The Board of Directors of the Company is authorized to issue up to 30,631,257 additional shares of Preferred Stock (excluding 9,609,700 shares currently outstanding and 9,600,000 reserved for issuance in exchange for shares of Series A Participating Convertible Preferred Stock) without first obtaining stockholder approval except in limited circumstances. The designation and issuance of other series of Preferred Stock will create additional securities that will have dividend and liquidation preferences over the Common Stock or, in the case of convertible preferred stock, may have the effect of diluting the current stockholders' interest in the Company upon conversion.

     The Company's Restated Certificate of Incorporation and Amended and Restated Bylaws include certain provisions that may have the effect of encouraging persons considering unsolicited tender offers or other unilateral takeover proposals to negotiate with the Board of Directors rather than pursue non-negotiated takeover attempts. These provisions include authorized "blank check" Preferred Stock, and the availability of authorized but unissued Common Stock. The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company without further stockholder action and may adversely affect the rights and powers, including voting rights, of the holders of Common Stock. In certain circumstances the issuance of Preferred Stock could depress the market price of the Common Stock.


ITEM 2.       DESCRIPTION OF PROPERTIES

GENERAL

     The Company occupies approximately 3,475 square feet of office space at 3500 Oak Lawn Avenue, Suite 380, Dallas, Texas, under a lease that expires in November 1999. The Company is in the process of locating additional space to lease in Dallas. The Company also occupies approximately 2,000 square feet of space in Ottawa, Ontario for offices for certain of its executive officers located there under a lease that expires in August 2003. The Company leases property for a rig yard in New Mexico.

OTHER

     For a description of the Company's oil and natural gas properties, oil and gas reserves, acreage, wells, production and drilling activity, see "Item 1. Description of Business."

ITEM 3.       LEGAL PROCEEDINGS

     The landowner royalty on the J.C. Martin Field is currently subject to a lawsuit that may create uncertainty regarding the Company's title to its interest in the J.C. Martin Field. See "Item 1. Description of Business -- Risk Factors -- Nature of the Net Profits Interests and Royalty Interests -- Litigation."

     No other legal proceedings are pending other than ordinary routine litigation incidental to the Company business, the outcome of which management believes will not have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the last 3 months of the fiscal year ended June 30, 1998, no matter was submitted by the Company to a vote of its stockholders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.       MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's shares of preferred stock are not publicly traded. The Company's Common Stock is principally traded on the Nasdaq SmallCap Market under the symbol "QSRI." The following table sets forth the high and low closing bid prices for the Company's Common Stock from July 1, 1996 through June 30, 1998, based upon quotations which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                                                                HIGH         LOW
                                                                              ----------   ---------

Fiscal Year Ended June 30, 1997
     First Quarter.........................................................   $    2.125   $   2.125
     Second Quarter........................................................        3.375       2.125
     Third Quarter.........................................................        3.500       3.000
     Fourth Quarter........................................................        4.250       3.500

Fiscal Year Ended June 30, 1998
     First Quarter.........................................................   $    5.375   $   4.125
     Second Quarter........................................................        6.344       5.250
     Third Quarter.........................................................        7.625       6.125
     Fourth Quarter........................................................        7.625       7.125


TRANSFER AGENT

     The Transfer Agent for the Company's Common Stock is Continental Stock Transfer & Trust Company, 2 Broadway, New York, New York 10004.

HOLDERS

     The approximate number of record holders of the Company's Common Stock as of September 1, 1998 was 1,083, inclusive of those brokerage firms and/or clearing houses holding the Company's Common Stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

DIVIDENDS

     The Company has not declared or paid any cash dividends on its Common Stock during the two year period ended June 30, 1998, and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. In addition, the Company's Credit Agreement and the Indenture (the "Indenture") dated as of July 1, 1998 among the Company, certain of its subsidiaries and Harris Trust and Savings Bank, as Trustee (the "Trustee") currently prohibit it from paying cash dividends. The Company anticipates that any income generated in the foreseeable future will be retained for the development and expansion of its business. Furthermore, dividends on the Common Stock are limited by the terms of the Company's Series A Participating Convertible Preferred Stock, par value $0.01 per share, and the terms of the Company's Series C Convertible Preferred Stock, par value $0.01 per share, which prohibit cash dividends on Common Stock unless all accrued and unpaid dividends on such Preferred Stock have been paid. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, restrictions in the Company's Credit Agreement, the Indenture and the Company's Restated Certificate of Incorporation, as amended, business conditions, the financial condition of the Company and other factors that the Board of Directors deems relevant.

ISSUANCES OF EQUITY SECURITIES

     On May 5, 1998, pursuant to Section 4(2) of the Securities Act, the Company issued 198,086 shares of Common Stock to JEDI, an institutional accredited investor and significant equity holder of the Company, pursuant to the exercise of warrants held by JEDI for an aggregate exercise price of $495,215. On May 5, 1998, pursuant to Section 4(2) of the Securities Act, the Company issued 49,521 shares of Common Stock to JEDI pursuant to the exercise of warrants held by JEDI for an aggregate exercise price of $173,324. On May 15, 1998, pursuant to Section 4(2) of the Securities Act, the Company issued 614,064 shares of Common Stock to JEDI pursuant to the exercise of warrants held by JEDI for an aggregate exercise price of $2,149,224. On June 11, 1998, pursuant to Section 4(2) of the Securities Act, the Company issued 49,522 shares of Common Stock to JEDI pursuant to its "maintenance rights" for an aggregate purchase price of $123,805.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the Company. The financial data was derived from the consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included herein.


                                                            YEAR ENDED            YEAR ENDED
                                                           JUNE 30, 1998         JUNE 30, 1997
                                                           -------------         -------------
OPERATIONS DATA:
                                                              ($,000)               ($,000)

Total revenues ......................................         10,983                 4,681
Oil and gas production expenses .....................          4,547                 2,507
EBITDA ..............................................          4,073                   422
Interest and financing costs ........................          3,957                   878
Depreciation, depletion and amortization ............          4,809                   982
Ceiling test write-down .............................         28,166                    --
Net loss ............................................        (32,754)               (1,309)

CASH FLOWS DATA:
Net cash from in operating activities ...............          1,041                   263
Net cash used in investing activities ...............       (154,392)               (4,305)
Net cash provided by financing activities ...........        154,021                 3,752
Net increase (decrease) in cash .....................            720                  (290)

PRO-FORMA BALANCE SHEET DATA (AT END OF PERIOD)(1):
Total current assets ................................         11,555                 1,066
Property and equipment, net .........................        142,467                25,312
Total assets ........................................        166,819                26,378
Total current liabilities ...........................          6,836                 1,772
Long-term obligations, net of current portion .......        136,263                15,049
Total stockholders' equity ..........................         23,720                 9,557


     (1) Reflects the pro forma effect of certain transactions entered into in July 1998 for the June 30, 1998 Balance Sheet (See Note 11 to the Consolidated Financial Statements) and the acquisition of the Collins and Ware Properties in August 1997 for the June 30, 1997 Balance Sheet (See Note 2 to the Consolidated Financial Statements).

     The Company's financial condition and results of operations have been significantly impacted by acquisitions.

     The following table sets forth certain operating information of the Company for the periods presented.


                                                    YEAR ENDED       YEAR ENDED
                                                   JUNE 30, 1998   JUNE 30, 1997
                                                  --------------- --------------

PRODUCTION DATA:
Gas (Mcf) .....................................       3,368,000         546,282
Oil (Bbls) ....................................         325,000         150,546
Mcfe ..........................................       5,318,000       1,449,558

AVERAGE SALES PRICE:
Gas ($/Mcf) ...................................    $       2.27    $       2.31
Oil ($/Bbl) ...................................    $      15.52    $      20.73
BOE ($/BOE) ...................................    $       2.39    $       3.02

AVERAGE COST ($/MMCFE) DATA:
Production and operating costs ................    $       1.07    $       1.52
Production and severance taxes ................    $       0.12    $       0.21
General and administrative costs ..............    $       0.43    $       1.00
Interest expense ..............................    $       0.75    $       0.61
Depreciation, depletion and amortization ......    $       0.91    $       0.68


     The following discussion of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included herein.

THE YEAR ENDED JUNE 30, 1998 COMPARED TO THE YEAR ENDED JUNE 30, 1997

     RESULTS OF OPERATIONS

     Revenues. Total revenue during the year ended June 30, 1998 was $11.0 million, an increase of $6.3 million over 1997. Operating revenue from the sale of gas and oil was $6.5 million in 1998, while revenues from net profits interests and royalty interests acquired during 1998 provided additional revenues of $4.4 million. The Company's revenues are derived from the sale of
3.4 Bcf of gas, at an average price per Mcf of $2.71, and 324,557 barrels of oil, at an average price per barrel of $15.52. During the year ended June 30, 1997 the Company generated operating revenue of $4.4 million from the sale of gas and oil. The gas and oil revenues for the year ended June 30, 1997 were derived from the sale of 546.3 MMcf of natural gas, at an average price per Mcf of $2.31, and 150,546 barrels of oil, at an average price per barrel of $20.73.

     The two periods are not readily comparable because of the significant growth that the Company experienced during the years ended June 30, 1998 and 1997. Production from properties owned throughout both periods was 467.2 MMcf of gas and 86,295 barrels of oil during the year ended June 30, 1998. This represents an increase of 60.3 MMcf (15%) over the 407.1 MMcf of gas, and a decrease of 17,682 barrels (17%) from the 103,977 barrels of oil produced during the year ended June 30, 1997. The increase in gas production is a reflection of the successful exploitation and development programs implemented by the Company during the year ended June 30, 1998. The decrease in oil production is a combination of the natural rate of depletion of the reservoirs associated with these properties and temporary reductions in production as certain properties were worked over. Production from properties acquired during the 1997 and 1998 periods was 2.9 Bcf of gas and 238,262 barrels of oil during 1998 as compared to 139.2 MMcf of gas and 46,569 barrels of oil during 1997.

     Costs and Expenses. Operating costs and expenses for the year ended June 30, 1998, exclusive of a non-cash ceiling test write-down of $28.2 million, were $15.6 million. Of this total, lease operating expenses and production taxes were $4.5 million, general and administrative costs were $2.3 million, interest charges were $4.0 million, and depletion, depreciation and amortization costs were $4.8 million. Operating costs and expenses for the year ended

June 30, 1997 were $5.8 million. Of this total, lease operating expenses and production taxes were $2.5 million, general and administrative expenses were $1.5 million, interest and financing charges were $878,000, and depletion, depreciation and amortization costs were $982,000.

     The increase in lease operating expenses is a result of the Company's increased levels of oil and gas production. When lease operating expenses are compared on a cost per unit basis, the cost of producing an Mcfe, including production taxes, decreased by $0.54 per Mcfe (42%) to $1.19. This decrease in lease operating costs per unit is primarily the result of the acquisition of properties having lower operating costs per unit during the comparable periods. General and administrative expenses have increased by $806,000 as a result of the increased size of the Company requiring additional employees; however, on a per unit basis, general and administrative expenses for the year ended June 30, 1998 were $0.43 per Mcfe, a decrease of $0.57 per Mcfe (57%). This per unit decline in general and administrative expenses is a result of the Company's increased level of oil and gas production. The increase in depletion, depreciation and amortization costs of $3.8 million is a result of the increased volume of crude oil and natural gas produced by the Company and the higher per unit cost of acquisition of the properties acquired during the year ended June 30, 1998. On a cost per Mcfe of reserves the depletion, depreciation and amortization costs increased by $0.21 per Mcfe (31%).

      Pursuant to SEC regulations, the Company recorded a $28.2 million non-cash write-down of the carrying value of its oil and natural gas properties to reflect the impact of low oil and natural gas prices at June 30, 1998. The Company was not required to record a similar write-down at June 30, 1997.

     Net Loss. The Company has incurred losses since its inception, including $32.8 million ($1.44 per common share) for the year ended June 30, 1998, compared to $1.3 million ($0.05 per share) for the year ended June 30, 1997. These losses are a reflection of the start-up nature of the Company's crude oil and natural gas production activities. The Company believes, but cannot assure, that as a result of the acquisitions it has made during the year ended June 30, 1998 that its revenues from natural gas and oil are sufficient to cover its production costs and operating expenses, subject to prevailing prices for crude oil and natural gas and the volumes thereof produced by the Company. The Company entered the 1999 fiscal year (July 1, 1998 to June 30, 1999) with a plan to improve production from the properties it had acquired through June 1998 and to acquire additional oil and natural gas producing properties to provide the revenue base required to generate additional positive cash flow from operations. The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil and natural gas produced by the Company. In addition, the Company's proved reserves will decline as crude oil and natural gas are produced unless the Company is successful in acquiring properties containing proved reserves or conducts successful exploitation and development activities.

     CASH FLOW DATA

     From Operations. During the year ended June 30, 1998 the Company generated $1.0 million from operations. The growth in the accounts receivable of $4.6 million (a net consumption of cash from operations) is indicative of the growth of the Company and the related increase in demand for working capital. Similarly, the growth of $5.2 million in accounts payable (a net source of cash from operations) is also an indicator of the growth of the Company as it incurred higher expenses. In comparison, during the year ended June 30, 1997 the Company generated $263,000 from operations.

     Investing Activities. During the year ended June 30, 1998 the Company invested $154.2 million in acquiring additional natural gas and crude oil producing properties and developing existing properties. Of this amount, a total of $146.3 million was expended in three acquisition transactions. The remaining $8.1 million was spent on developing existing properties. A further $99,000 was invested in operating equipment and office equipment during the year. During the year ended June 30, 1997 the Company invested $3.0 million in acquiring additional oil and gas producing properties and $1.2 million in developing existing properties.

     Financing Activities. During the year ended June 30, 1998 the Company raised $14.4 million by issuing preferred and common stock and $152.5 million in short-term loans. The Company also issued $121,000 in

Deutchemark denominated subordinated bonds. During the year the Company repaid $8.1 million of bank debt and $70,000 of a capital lease. Between July 8 and 20, 1998 the Company issued $125.0 million of unsecured bonds ($120.5 million net of costs) and raised an additional $30.0 million by issuing Common Stock. The proceeds from these bonds and the Common Stock were used to repay $142.2 million of short-term debt, unwind an interest rate hedge contract at a cost of $3.5 million and redeem $1.3 million (2,350,000 DEM) of Deutchemark denominated bonds. The remaining $3.5 million was added to the working capital of the Company.

     During the year ended June 30, 1997 the Company raised $802,000 of debt while repaying short-term notes payable of $1.4 million and $58,000 on its capital lease obligation, for a net decrease in debt of $663,000. On August 1, 1997 the Company entered into a loan agreement with Bank of Montreal. The Company drew down $12 million in loans, using $6 million to acquire certain crude oil and natural gas producing properties in New Mexico, Texas and Oklahoma. A further $4.9 million was used to retire outstanding loans with Comerica Bank Texas. The remaining $1,142,000 was retained for working capital purposes, with some of the funds used to reduce accounts payable. During the year ended June 30, 1997 the Company raised $5.0 million in preferred share equity and $4.0 million in common stock equity. Additionally, the Company collected $500,000 for a stock subscription receivable that was outstanding on June 30, 1996. (See Note 5 of the Notes to the Consolidated Financial Statements). The Company used $5.1 million of the cash equity raised to repurchase 9.6 million shares of Common Stock, for a net increase in cash equity of $4.4 million.

     BALANCE SHEET DATA

     Total Assets. At June 30, 1998 the Company had assets of $153.7 million, comprised of current assets of $6.4 million, investments in oil and gas producing properties, net of accumulated depletion, depreciation and amortization, of $142.5 million and deferred assets of $4.8 million. At June 30, 1997 the Company had assets of $17.3 million, comprised of current assets of $1.1 million, investments in oil and gas producing properties, net of accumulated depletion, depreciation and amortization, of $16.2 million.

     Stockholders' Equity. At June 30, 1998 the Company had a negative Stockholders' Equity of $6.8 million, primarily as a result of the $28.2 million non-cash ceiling test write-down recorded during 1998. During the year ended June 30, 1998 the Company privately placed and issued 2,160,715 common shares for $5.2 million, for an average cash issuance price of $2.40 per common share. During the year ended June 30, 1998 the Company issued 1,000,000 and 337,500 common shares in connection with an acquisition, which it valued at $3.125 per share ($3,125,000) and $5.00 per share ($1,687,500), respectively. Additionally, the Company issued 150,000 common shares in consideration for professional services rendered, which it valued at $2.00 per share ($300,000). The Company also issued 10,400 shares of Series "C" preferred stock for $9.5 million, net of costs.

     At June 30, 1997 the Company had total stockholders' equity of $6.4 million. During the year ended June 30, 1997 the Company privately placed and issued 1,560,000 common shares for $2.50 per share, less 10% in commissions, ($3,510,000) and 200,000 common shares for $3.05 per share, less 10% in commissions, ($549,000). Additionally, during the year ended June 30, 1997 the Company issued 192,000 common shares pursuant to acquisitions which it valued at $0.18 per share ($34,560) for purposes of those transactions, and 1,237,500 common shares pursuant to acquisitions which it valued at $0.50 per share ($618,750) for purposes of those transactions. Additionally, the Company issued 116,000 common shares in partial settlement of obligations which it valued at $0.18 per share ($20,880) for purposes of those transactions.

THE YEAR ENDED JUNE 30, 1997 COMPARED TO THE YEAR ENDED JUNE 30, 1996

     RESULTS OF OPERATIONS

     Revenues. During the year ended June 30, 1997 operating revenue from crude oil and natural gas was $4.4 million. This consisted of 150,546 barrels of crude oil, at an average price per barrel of $20.73 and 546,282 Mcf of natural gas, at an average price per Mcf of $2.31. During the year ended June 30, 1996 the Company generated operating revenue of $2.1 million from crude oil and natural gas. This consisted of 102,536 barrels of crude oil, at an average price per barrel of $18.26, and 153,833 Mcf of natural gas, at an average price per Mcf of $2.43.

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

     Costs and Expenses. Operating costs and expenses for the year ended June 30, 1997 were $5.5 million. Of this total, lease operating expenses were $2.2 million ($1.52 per Mcfe) and depletion, depreciation and amortization costs were $1.0 million ($0.68 per Mcfe). General and administrative costs for the year ended June 30, 1997 were $1.5 million ($1.00 per Mcfe), interest charges were $878,000 ($0.61 per Mcfe) and the Company recorded gains on changes in foreign exchange rates of $300,000. Additionally, the Company incurred an extraordinary loss of $171,000 when it renegotiated the terms of two notes payable pursuant to the arrangement of the Bank of Montreal loan facility. Operating costs and expenses for the year ended June 30, 1996 were $3.3 million. Of this total, lease operating costs were $1.2 million ($1.53 per Mcfe) and depletion, depreciation and amortization costs were $630,000 ($0.82 per Mcfe). General and administrative expenses for the year were $1.1 million ($1.45 per Mcfe). Interest and financing charges during the year were $421,000 ($0.55 per Mcfe). The Company generated a further $10,000 in interest income and $62,000 in unrealized gains in foreign exchange.

     The increase in lease operating expenses is a result of the increase in production over the comparative periods. When lease operating expenses are compared on a cost per Mcfe basis, the cost of producing a Mcfe decreased by $0.01 per Mcfe (0.6%). The decrease per Mcfe is the result of lower lease operating expenses per Mcfe for properties acquired during the year offset by higher lease operating expenses per Mcfe arising from the significant workover expenses on properties acquired during the period from August 9, 1994 (inception) to June 30, 1995 and the reduced production related to the depletion of some of those properties. The increase in depletion, depreciation and amortization costs is a result of the increased volume of crude oil and natural gas produced by the Company. On a cost per Mcfe of reserves the depletion, depreciation and amortization costs declined by $0.14 per Mcfe. This decrease in depletion, depreciation and amortization is primarily a result of a revision to the Company's proposed future development program for its crude oil producing properties in New Mexico. The increase of $339,000 of general and administrative expenses are a result of the increased management support requirements of the Company, particularly in light of the amount of time and effort expended in closing the JEDI transaction. As a function of Mcfe produced, the general and administrative expenses for the year ended June 30, 1997 decreased by $0.50 per Mcfe (34%). This decline in general and administrative expenses as a function of the Mcfe's produced is consistent with expectations. The Company believes that its general and administrative infrastructure is capable of servicing a significantly larger revenue base than that which was in place at June 30, 1997.

     Net Loss. The Company has incurred losses since its inception, including $1.3 million ($0.05 per voting share) for the year ended June 30, 1997, compared to $1.2 million ($0.05 per share) for the year ended June 30, 1996. These losses are a reflection of the start-up nature of the Company's crude oil and natural gas production activities. The Company believes, but cannot assure, that as a result of the acquisitions it has made during the year ended June 30, 1997 and the acquisition of certain crude oil and natural gas producing properties on August 1, 1997 that its revenues from crude oil and natural gas are sufficient to cover its production costs and operating expenses, subject to prevailing prices for crude oil and natural gas and the volumes thereof produced by the Company. The Company entered the 1998 fiscal year (July 1, 1997 to June 30, 1998) with a plan to improve production from the properties it had acquired through June 1997 and to acquire additional oil and natural gas producing properties to provide the revenue base required to generate additional positive cash flow from operations. The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil and natural gas produced by the Company. In addition, the Company's proved reserves will decline as crude oil and natural gas are produced unless the Company is successful in acquiring properties containing proved reserves or conducts successful exploration and development activities.

     CASH FLOW DATA

     From Operations. During the year ended June 30, 1997 the Company generated $263,000 from operations. The growth in the accounts receivable of $317,000 (a net consumption of cash from operations) is indicative of the growth of the Company and the related increase in demand for working capital. Similarly, the growth of $949,000 in accounts payable (a net source of cash from operations) is also an indicator of the growth of the Company as it incurred higher expenses and had to temporarily extend its typical payment terms with its vendors from typically 45 days to 60 days. Since entering into the loan agreement with the Bank of Montreal on August 1, 1997 the Company has brought its accounts payable back to between 30 and 45 days. In comparison, during the year ended June 30, 1996 the Company used $620,000 from operations.

     Investing Activities. During the year ended June 30, 1997 the Company invested $4.2 million in acquiring additional crude oil and natural gas producing properties and developing existing properties. Of this amount, a total of $3.0 million was expended in four acquisition transactions. The remaining $1.2 million was spent on developing existing properties. A further $125,000 was invested in operating equipment and office equipment during the year. During the year ended June 30, 1996 the Company invested a net $5.4 million in acquiring additional oil and gas producing properties, with $4.25 million being used to acquire certain properties in East Texas and $900,000 to develop existing properties.

     Financing Activities. During the year ended June 30, 1997 the Company raised $802,000 of debt while repaying short-term notes payable of $1.4 million and $58,000 on its capital lease obligation, for a net decrease in debt of $663,000. On August 1, 1997 the Company entered into a loan agreement with Bank of Montreal. The Company drew down $12 million in loans, using $6 million to acquire certain crude oil and natural gas producing properties in New Mexico, Texas and Oklahoma. A further $4.9 million was used to retire the loans with Comerica Bank Texas. The remaining $1.1 million was retained for working capital purposes, with some of the funds used to reduce the accounts payable. During the year ended June 30, 1997 the Company raised $5 million in preferred share equity and $4.1 million in common stock equity. Additionally, the Company collected $500,000 for a stock subscription receivable that was outstanding on June 30, 1996. (See Note 5 of the Notes to the Consolidated Financial Statements). The Company used $5.1 million of the cash equity raised to repurchase 9.6 million common shares, for a net increase in cash equity of $4.4 million. The Company has raised an additional $1.6 million of common stock equity between July 1 and September 24, 1997.

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

     BALANCE SHEET DATA

      Total Assets. At June 30, 1997 the Company had assets of $17.3 million, comprised of current assets of $1.1 million, investments in oil and gas producing properties, net of accumulated depletion, depreciation and amortization, of $15.9 million and oil field and office equipment, net of accumulated depreciation, of $239,000. At June 30, 1996, the Company had assets of $11.3 million, comprised of current assets of $1.5 million, investments in oil and gas producing properties, net of accumulated depletion, depreciation and amortization, of $9.5 million, and oil field and other equipment, net of accumulated depreciation, of $210,000.

     Stockholders' Equity. At June 30, 1997 the Company had total stockholders' equity of $6.4 million. During the year ended June 30, 1997 the Company privately placed and issued 1,560,000 common shares for $2.50 per share, less 10% in commissions, ($3.5 million) and 200,000 common shares for $3.05 per share, less 10% in commissions, ($549,000). Between July 1 and September 24, 1997 the Company issued 250,000 common shares for $3.05 per share, less 10% in commissions ($686,250) and 200,000 common shares for $3.50 per share, less 10% in commissions ($630,000). Additionally, during the year ended June 30, 1997 the Company issued 192,000 common shares pursuant to acquisitions which it valued at $0.18 per share ($34,560) for purposes of those transactions, and 1,237,500 common shares pursuant to acquisitions which it valued at $0.50 per share ($618,750) for purposes of those transactions. Additionally, the Company issued 116,000 common shares in partial settlement of obligations which it valued at $0.18 per share ($20,880) for purposes of those transactions.

LIQUIDITY AND CAPITAL RESOURCES

General

     Consistent with the Company's strategy of acquiring and developing reserves, the Company has an objective of maintaining as much financing flexibility as is practicable. Since the Company commenced its oil and natural gas operations, the Company has utilized a variety of sources of capital to fund its acquisitions and development and exploitation programs, and to fund its operations.

     The Company's general financial strategy is to use cash flow from operations, debt financings and the issuance of equity securities to service interest on the Company's indebtedness, to pay ongoing operating expenses, and to contribute limited amounts toward further development of the Company's existing proved reserves as well as additional acquisitions. There can be no assurance that cash from operations will be sufficient in the future to cover all such purposes.

     The Company has planned development and exploitation activities for all of its major operating areas. In addition, the Company is continuing to evaluate oil and natural gas properties for future acquisition. Historically, the Company has used the proceeds from the sale of its securities in the private equity market and borrowings under its credit facilities to raise cash to fund acquisitions or repay indebtedness incurred for acquisitions, and the Company has also used its securities as a medium of exchange for other companies' assets in connection with acquisitions. However, there can be no assurance that such funds will be available to the Company to meet its budgeted capital spending. Furthermore, the Company's ability to borrow other than under the Credit Agreement is subject to restrictions imposed by such Credit Agreement. If the Company cannot secure additional funds for its planned development and exploitation activities, then the Company will be required to delay or reduce substantially both of such activities.

Sources of Capital

     The Company's principal sources of capital for funding its business activities have been cash flow from operations, debt financings and the issuance of equity securities. The Company's sources of funds from debt financings include funds available under the Credit Agreement, the ECT Revolving Credit Agreement, the Bridge Facilities, certain bonds issued to certain European investors and a capital lease.

         On April 17, 1998, the Company amended and restated its Credit Agreement with Bank of Montreal, as agent for the lenders party thereto. The Credit Agreement provides for borrowings up to $125.0 million (subject to borrowing base limitations) from such lenders to, among other things, fund development and exploitation expenditures, acquisitions and general working capital. The proceeds under the Credit Agreement were used to fund the Property Acquisitions in part. As of August 31, 1998, the Company was able to borrow up to $25.0 million under the Credit Agreement, of which $10.3 million was outstanding as of August 31, 1998. The loan under the Credit Agreement matures on April 17, 2003. In the event of a default on the indebtedness under the Credit Agreement, not subsequently waived by the lenders, it is unlikely that the Company would be able to continue its business.

         Indebtedness incurred under the Credit Agreement generally bears interest under various interest rate pricing options based upon a Federal Funds rate (plus .5%), Prime Rate or LIBOR rate options. LIBOR rate loans bear an applicable margin over the LIBOR rate of (i) 2.25%, if greater than 90% of the available Borrowing Base has been drawn, (ii) 2%, if greater than 75% and not more than 90% of the available Borrowing Base has been drawn, (iii) 1.5%, if greater than 40% but not more than 75% of the available Borrowing Base has been drawn, and (iv) 1%, if not more than 40% of the available Borrowing Base has been drawn. There is no margin applicable for base rate pricing options.

         The loan under the Credit Agreement is secured by a first lien on the oil and natural gas properties of QSRn and the stock of two subsidiaries of QSRn. In addition, Queen Sand Resources and its operating subsidiaries (other than QSRn which is the borrower) entered into guaranty agreements guaranteeing the repayment of the indebtedness under the Credit Agreement.

         Pursuant to the Credit Agreement, the Company is subject to certain affirmative and negative financial and operating covenants that are usual and customary for transactions of this nature. The affirmative covenants include, but are not limited to, covenants to (i) provide annual audited and unaudited interim financial information, (ii) provide notices of the occurrence of certain material events affecting the Company, (iii) promptly provide notice of all legal or arbital proceedings affecting the Company or its subsidiaries which could reasonably be expected to have a material adverse effect, (iv) maintain and preserve its existence and oil and gas properties and other material properties, (v) implement and comply with certain environmental procedures, (vi) perform its obligations under the Credit Agreement, (vii) provide reserve reports, (viii) deliver certain title information, (ix) grant a security interest in oil and gas properties that are not currently subject to a lien under the Credit Agreement such that the mortgaged property includes at least 85% (with an obligation to use reasonable efforts to maintain 95%) of the SEC PV-10 of the Company's total proved reserves, and (x) deliver certain information relating to compliance with ERISA laws and regulations. The negative covenants include, but are not limited to, covenants (i) not to incur any indebtedness except as expressly permitted under the Credit Agreement, (ii) not to incur any lien on any of its properties except as expressly permitted under the Credit Agreement, (iii) not to make any loans or advances to or investments in any person except as expressly permitted under the Credit Agreement, (iv) (with respect to Queen Sand Resources) not to declare or pay any dividends or redeem or otherwise acquire for value any capital stock of Queen Sand Resources except for stock dividends and certain permitted repurchases of Series C Preferred Stock (defined herein), (v) not to enter into sale and leaseback transactions, (vi) not to materially change the character of its business as an independent oil and natural gas exploration and production company, (vii) not to enter into lease agreements except as expressly permitted under the Credit Agreement, (viii) not to merge with or sell all or substantially all of its property or assets to any other person; (ix) not to permit the borrowed proceeds under the Credit Agreement to be used for any purpose except as expressly permitted under the Credit Agreement, (x) not to violate ERISA laws and regulations, (xi) not to discount or sell any notes or accounts receivable,
(xii) not to maintain a working capital ratio of less than 1.0 to 1.0, (xiii) not to maintain a tangible net worth of less than $18.5 million plus the amount equal to 75% of the net proceeds of any equity offering, (xiv) to pay its trade accounts payable when due, (xv) not maintain a fixed charge coverage ratio of less than 1.5 to 1.0, (xvi) not to sell, assign or otherwise transfer any interest in any oil or natural gas properties except as expressly permitted under the Credit Agreement, (xvii) not to violate environmental laws and regulations, (xviii) not to enter into transactions with affiliates other than those entered into in the ordinary course of business on fair and reasonable terms, (xix) not to create any additional subsidiaries unless such subsidiaries guarantee the obligations of QSRn under the Credit Agreement or issue stock of any subsidiaries to third parties, (xx) not to enter into negative pledge agreements, (xxi) not to enter into any contracts which warrant production of oil and natural gas and not allow gas imbalances, take-or-pay or other prepayments which would require the delivery of oil or natural gas at some future time without receiving full payment therefor to exceed 5% of the current aggregate monthly gas production from the mortgaged oil and natural gas properties, (xxii) not to amend or modify any material agreements, (xxiii) not to repay other indebtedness except as expressly permitted under the Credit Agreement and (xxiv) not make or pay capital expenditures more than specified amounts.

         The Credit Agreement also contains usual and customary events of default and provides remedies to the lenders in the event of default. The events of default include (i) default in payment when due of any principal of or interest on indebtedness under the Credit Agreement, (ii) default in payment when due of any principal of or interest on any other indebtedness aggregating $500,000 or more or an event shall occur which requires the Company to mandatorily redeem any of its existing preferred stock, (iii) breach of a representation and warranty under the Credit Agreement, (iv) default in performance of obligations under the Credit Agreement, (v) the Company shall admit in writing its inability to pay debts as they become due, (vi) voluntary or involuntary bankruptcy, (vii) a judgment in excess of $100,000 shall be entered and not vacated within 30 days, (viii) the security agreements under the Credit Agreement shall cease to be in full force and effect and (ix) the Company discontinues its usual business or any person or group of persons (other than JEDI, Enron or its affiliates) shall have acquired beneficial ownership of 30% or more of the outstanding shares of voting stock of Queen Sand Resources or individuals who constitute the Board of Directors of Queen Sand Resources cease to constitute a majority of the then-current Board of Directors of Queen Sand Resources. Although the Company believes that its cash flows and available sources of financing will be sufficient to satisfy the interest payments on its debt at currently prevailing interest rates and oil and natural gas prices, the Company's level of debt may adversely affect the Company's ability: (i) to obtain additional financing for working capital, capital expenditures or other purposes, should it need to so do; or (ii) to acquire additional oil and natural gas properties or to make acquisitions utilizing new borrowings. There can be no assurances that the Company will be able to obtain additional financing, if required, or that such financing, if obtained, will be on terms favorable to the Company.

         On September 30, 1997 and December 31, 1997 the Company was not in compliance with its interest coverage ratio. Bank of Montreal waived the September 30, 1997 covenant violation solely with respect to these specific defaults. On February 10, 1998, Bank of Montreal waived the Company's December 31, 1997 noncompliance with the interest coverage ratio. On the same date, the Credit Agreement was amended to reduce the interest coverage ratio to 1.75:1 for the quarter ending March 31, 1998 and 3.0:1 thereafter. In addition, the Company and its subsidiaries agreed that during calendar 1998, they would not incur, without the prior written consent of Bank of Montreal, in the aggregate, capital expenditures in excess of those disclosed to Bank of Montreal in the Company's operating forecast ($2.6 million). The Company believes, but cannot assure, that it will be able to comply with all restrictive covenants in the future or obtain waivers from the bank with respect to noncompliance.

         From time to time in the future, the Company may submit information to the lenders in accordance with the procedures provided in the Credit Agreement to support the Company's request to increase the maximum borrowing base as the Company believes appropriate. All such applications will be subject to bank approval. If available, these funds would be allocated toward future development and acquisition programs.

         Effective December 29, 1997, the Company established the ECT Revolving Credit Agreement with ECT, as a lender and as agent for the lenders thereto, to fund on a revolving basis capital costs incurred with future development projects and to fund further acquisitions. The ECT Revolving Credit Agreement is subordinate to the Credit Agreement. The ECT Revolving Credit Agreement provides for borrowings up to $10.0 million, on a revolving basis and subject to borrowing base limitations, which has been initially set at an amount equal to 40% of the borrowing base established from time to time under the Credit Agreement. This facility is designed to provide bridge financing for development projects and acquisitions to be completed on relatively short notice or until the affected assets are eligible to be included in the borrowing base for the Credit Agreement or financed with longer-term indebtedness or equity capital; provided, that the availability for acquisitions under the facility is limited to the lesser of $5.0 million or 50% of the borrowing base as in effect from time to time. There is no indebtedness outstanding under this facility as of the date of this Prospectus. Borrowings in excess of certain amounts under the ECT Revolving Credit Agreement will reduce the available borrowing base under the Credit Agreement. The loan is secured by a second priority lien and security interest (behind the first lien position of the Credit Agreement) in approximately 95% of the oil and natural gas properties of the Company.

         The ECT Revolving Credit Agreement is subject to payment of interest at a fluctuating rate per annum equal to (i) the rate of 1% above the then highest rate of interest being paid on any portion of the indebtedness owed under the Credit Agreement or (ii) the rate of 15%, depending upon whether there is any indebtedness owed under the Credit Agreement outstanding or whether there has been a certain amount of indebtedness owed under the ECT Revolving Credit Agreement for certain time periods.

         The maturity date for the ECT Revolving Credit Agreement is the earlier of December 30, 2002 or the date that is 60 days after the Company receives written notice that the lenders and their affiliates beneficially own in the aggregate less than 10% of the capital stock of the Company entitled to vote in the election of directors. From March 31, 1998 through the maturity date, the Company will pay interest on the outstanding loans at quarterly intervals, on the last business day of every March, June, September and December. In addition, the ECT Revolving Credit Agreement provides for certain voluntary prepayments and certain mandatory prepayments of amounts borrowed under the facility.

         The Company paid an affiliate of ECT a fee of $200,000 in connection with the arrangement of the ECT Revolving Credit Agreement. In addition, commencing March 31, 1998, and on each payment date thereafter, the Company is obligated to pay ECT, for the account of each lender under the ECT Revolving Credit Agreement, a fee of 3/8% per annum on the daily average of the unadvanced portion of the facility for the period since January 12, 1998 or the previous payment date to such payment date, except that payment of this fee was waived for the period from April 12, 1998 until the date on which the Bridge Facilities are fully repaid.

         The Company is subject to various covenants under the ECT Revolving Credit Agreement, which covenants are substantially similar to the covenants described above with respect to the Credit Agreement. In addition to the covenants, the ECT Revolving Credit Agreement contains representations, warranties, covenants and default provisions customary for a facility of this type.

     In April 1998, the Company entered into the Bridge Facilities with Bank of Montreal, Enron and an affiliate of Enron (collectively, the "Bridge Purchasers") to provide financing to complete the Morgan Acquisition. Pursuant to the Bridge Facilities, the Company issued notes and warrants (the "Bridge Warrants") to purchase shares of Common Stock. The Company used the proceeds of the issuance of its 12 1/2% Senior Notes due 2008, the issuance of Common Stock pursuant to the Private Equity Placement and the borrowings under the Credit Agreement to repay all indebtedness outstanding under the Bridge Facilities, whereupon the Bridge Facilities were retired and the Bridge Warrants terminated.

     As of July 31, 1998 the Company had issued to investors in Europe Deutschemark denominated (DEM) 12% Bonds (the "12% Bonds") totaling DEM 1.6 million ($.9 million). Under Regulation S of the Securities Act, the Company is prohibited from selling these Bonds to U.S. persons (as defined in Regulation
S). In January 1998 the Company discontinued its efforts to sell any additional 12% Bonds. The Company is obligated to make periodic interest payments (January 15 and July 15 of each year) and to repay the principal when it comes due on July 15, 2000 in DEM. All interest payments have been paid in full at the time they came due. The funds generated by the Company from operations, which Form the primary source of funds to pay the interest, are denominated in $US. The Company is exposed to the risk that, upon repayment, the exchange rate between DEM and $US may be less favorable than that which existed at the time that the bonds were issued. This would result in the Company having to repay a larger amount of $US than it received initially. Changes in the $US equivalent of the DEM bonds arising from changes to the DEM:$US exchange rate are recognized monthly. At July 31, 1998 the Company had recorded unrealized exchange rate gains of approximately $141,000 (at June 30, 1997 $300,000). However, there are no assurances that the Company will continue to realize gains related to favorable changes in the DEM:$US exchange rates in the future. Unfavorable changes to the DEM:$US exchange rate will result in the Company recording unrealized exchange rate losses related to the changes as they occur. The Company believes it has the opportunity to enter into arrangements to manage its DEM:$US exchange rate risk. At this time, the Company has not entered into any such arrangements.

     The Company has issued both preferred stock and Common Stock for cash to raise equity to finance the working capital of the Company, to repay existing indebtedness and to fund acquisitions. In December 1997 the Company raised $10.0 million of gross proceeds through a private institutional placement of preferred stock. Since July 1, 1997 the Company has also received approximately $13.4 million of cash proceeds from the exercise of previously issued warrants and the exercise of certain anti-dilution rights of JEDI. In addition, the Company has also issued Common Stock as partial consideration when acquiring oil and natural gas producing properties.

     On July 8, 1998, the Company completed a private placement (the "Note Offering") of $125,000,000 principal amount of its 12 1/2% Senior Notes due 2008 (the "Notes"). In addition, on July 8, 1998 and July 20, 1998, the Company completed the Private Placement. Pursuant to the Note Offering, the Company issued and sold the Notes to certain institutional buyers pursuant to Rules 144A and Regulation D promulgated under the Securities Act. The Notes mature on July 1, 2008, and interest on the Notes is payable semiannually on January 1 and July 1 of each year, commencing January 1, 1999 at the rate of 12 1/2% per annum. The payment of the Notes is guaranteed by the Company's three operating subsidiaries. The net proceeds received by the Company from the Note Offering and the Private Equity Placement completed on July 8, 1998 of approximately $144.5 million and on July 20, 1998 of approximately $6.9 million were used to repay indebtedness outstanding under the Company's Credit Agreement, to repay indebtedness outstanding under the Bridge Facilities, to redeem $1.3 million (2,350,000 DEM) of Deutchemark denominated bonds and to unwind an interest rate hedge contract at a cost of $3.5 million. Substantially all of this indebtedness was incurred to fund the Morgan Property Acquisition.

     The Company believes that it can generate sufficient cash flow from operations to pay the interest charges on all of its interest-bearing debt. The gas price hedging program currently in place provides a degree of protection against significant decreases in oil and gas prices. Furthermore, 92% of the Company's interest-bearing debt is at fixed rates for extended periods, providing an effective hedge against increases in prevailing interest rates.

     The Company does not have sufficient liquidity or capital to undertake significant potential acquisition prospects. Therefore, the Company will continue to be dependent on raising substantial amounts of additional capital through any one or a combination of institutional or bank debt financing, equity offerings, debt offerings and internally generated cash flow, or by forming sharing arrangements with industry participants. Although the Company has been able to obtain such financings and to enter into such sharing arrangements in certain of its projects to date, there can be no assurance that it will continue to be able to do so. Alternatively, the Company may consider issuing additional securities in exchange for producing properties. There can be no assurance that any such financings or sharing arrangement can be obtained. Therefore, notwithstanding the Company's need for substantial amounts of additional capital, there can be no assurance that it can be obtained.

     Further acquisitions and development activities in addition to those for which the Company is contractually obligated are discretionary and depend to a significant degree on cash availability from outside sources such as bank debt and the sale of securities or properties.

Uses of Capital

     Since commencing its oil and natural gas operations in August 1994 the Company has completed 19 acquisitions of oil and natural gas producing properties. Through June 30, 1998, the Company had expended a total of $176.9 million in acquiring, developing and exploiting oil and natural gas producing properties. Initially, the operations of the Company represented a net use of funds. As demonstrated in the operating results for the year ended June 30, 1998, the Company generates a positive cash flow from operations. The Company expects to spend $17 million on capital expenditures through June 1999 for exploitation and development projects.

INFLATION

     During the past several years, the Company has experienced some inflation in oil and natural gas prices with moderate increases in property acquisition and development costs. During the fiscal year ended June 30, 1998, the Company received somewhat lower commodity prices for the natural resources produced from its properties. The results of operations and cash flow of the Company have been, and will continue to be, affected to a certain extent by the volatility in oil and natural gas prices. Should the Company experience a significant increase in oil and natural gas prices that is sustained over a prolonged period, it would expect that there would also be a corresponding increase in oil and natural gas finding costs, lease acquisition costs, and operating expenses.

CHANGES IN PRICES AND HEDGING ACTIVITIES

     Annual average oil and natural gas prices have fluctuated significantly over the past three years. The Company's weighted average price per Bbl and the weighted average price per Mcf during the fiscal year ended June 30, 1998 were $15.52 and $2.31, respectively. For the year ended June 30, 1998, the Company averaged $2.10 per Bbl less and $0.15 per Mcf less for its oil and natural gas sales, respectively, than the average NYMEX prices for the same period. The Company's weighted average price per Bbl and the weighted average price per Mcf during the fiscal year ended June 30, 1997 were $20.73 and $2.31, respectively. For the year ended June 30, 1996, the Company averaged $1.56 per Bbl less for its oil and $0.14 per Mcf for its natural gas sales than the average NYMEX prices for the same period.

     The Company has a commodity price risk management (hedging) strategy that is designed to provide protection from low commodity prices while providing some opportunity to enjoy the benefits of higher commodity prices. On April 21 and 22, 1998 the Company entered into a series of natural gas futures contracts with Bank of Montreal and with an affiliate of Enron. This strategy is designed to provide a degree of protection of negative shifts in natural gas prices (Henry Hub Nymex Index) on approximately 75% of its expected natural gas production from reserves currently classified as proved developed producing during the fiscal year ending June 30, 1999. At the same time, the Company is able to participate completely in upward movements in the Henry Hub Nymex Index to the extent of approximately 50% of its expected natural gas production for the fiscal year ending June 30, 1999, and up to $2.70 per MMBtu on approximately 25% of its expected natural gas production for the fiscal year ended June 30, 1999. The Company did not enter into any hedging contracts related to crude oil prices. At such time as the price of WTI Nymex increases the Company will consider entering into futures agreements that will accomplish the same objectives as that of the natural gas hedging strategy.

     In addition to the natural gas contracts entered into on April 25, 1998, the Company was under contract with an affiliate of Enron for 10,000 Bbls of oil per month with a floor of $18.00 per Bbl and a ceiling of $20.40 per Bbl with the Company participating on 50% of the price of WTI Nymex over $20.40 for the period from September 1, 1997 through August 31, 1998. The Company also has a contract for 50,000 MMBtu of natural gas per month with an affiliate of Enron, with a floor price of $1.90 per MMBtu and a ceiling price of $2.66 per MMBtu, with the Company participating on 50% of the price of Henry Hub Nymex Index over $2.66 per MMBtu for the period from September 1, 1997 through August 31, 1998.

     The Company has implemented a comprehensive hedging strategy for its natural gas production over the next five years. The Company has placed 25% of the expected natural gas production from its PDPs into a swap at $2.40 per MMBtu. Ten percent of the Company's expected PDP was hedged in a contract with a floor of $1.90 per MMBtu. The Company also hedged 40% of its expected PDP with a series of non-participating collars with ceilings that escalate from $2.70 per MMBtu to $2.90 per MMBtu over time.

     The table below sets out volume of natural gas hedged with a floor price of $1.90 per MMBtu with Enron. The volumes presented in this table are divided equally over the months during the period:

                                             Volume
 PERIOD BEGINNING      Period Ending        (MMBtu)
-----------------   -----------------    ----------
May 1, 1998........ December 31, 1998       885,000
January 1, 1999.... December 31, 1999     1,080,000
January 1, 2000.... December 31, 2000       880,000
January 1, 2001.... December 31, 2001       740,000
January 1, 2002.... December 31, 2002       640,000
January 1, 2003.... December 31, 2003       560,000

     The table below sets out volume of natural gas hedged with a swap at $2.40 per MMBtu with Enron. The volumes presented in this table are divided equally over the months during the period:

                                             Volume
PERIOD BEGINNING      Period Ending         (MMBtu)
-----------------   -----------------    ----------
May 1, 1998........ December 31, 1998     2,210,000
January 1, 1999.... December 31, 1999     2,710,000
January 1, 2000.... December 31, 2000     2,200,000
January 1, 2001.... December 31, 2001     1,850,000
January 1, 2002.... December 31, 2002     1,600,000
January 1, 2003.... December 31, 2003     1,400,000

     Effective May 1, 1998 through December 31, 2003 the Company has a contract involving the hedging of a portion of its future natural gas production involving floor and ceiling prices as set out in the table below. The volumes presented in this table are divided equally over the months during the period.


                                                       VOLUME       FLOOR      CEILING
    PERIOD BEGINNING           PERIOD ENDING          (MMBTU)       PRICE       PRICE
-------------------------     -------------------    -----------   --------    -------
May 1, 1998..............     December 31, 1998       3,540,000    $  2.00     $  2.70
January 1, 1999..........     December 31, 1999       4,330,000       2.00        2.70
January 1, 2000..........     December 31, 2000       3,520,000       2.00        2.70
January 1, 2001..........     April 30, 2001            990,000       2.00        2.70
May 1, 2001..............     December 31, 2001       1,980,000       2.00        2.80
January 1, 2002..........     April 30, 2002            850,000       2.00        2.80
May 1, 2002..............     December 31, 2002       1,700,000       2.00        2.90
January 1, 2003..........     December 31, 2003       2,250,000       2.00        2.90

INTEREST RATE HEDGING

     The Company entered into a forward LIBOR interest rate swap effective for the period June 30, 1998 through June 29, 2009 at a rate of 6.30% on $125.0 million. On July 9, 1998, the Company unwound this swap at a cost to the Company of approximately $3.5 million with borrowings drawn under the Credit Agreement.

YEAR 2000 COMPUTER ISSUE

     General. The Company is addressing the potential impact of the Year 2000 ("Y2K") issue on its operations. A review of internal systems has been initiated and a review of the state of readiness of significant suppliers and customers will be undertaken over the next few months. It is believed that appropriate remedial action can be completed in advance of the year 2000 and the costs of such action will not have a material affect on the financial condition or results of operations of the Company.

     State of Readiness. The Company currently uses commercially available software for its management information ("IT") systems including accounting, engineering evaluation, acquisition analysis and word processing. This software is warranted by the suppliers/manufacturers to be Y2K compliant. The Company has not taken any steps to independently verify the truth of such warranties but has no reason to believe that the software is not as warranted. The Company has begun a review of Non-IT systems which it expects to complete in the next few months.

     Costs of Compliance. Management believes that the cost of compliance will be minimal. As its IT systems were warranted to be compliant when purchased, the Company has not incurred, nor does it expect to incur any significant incremental costs to modify or replace such systems to make them compliant. Non-IT systems are currently being evaluated to determine whether and to what extent they may be non-compliant. Management does not currently believe that the amount of non-compliant equipment will be found to be significant nor will the cost to modify or replace such equipment be material. The Company's products do not contain any microprocessors.

     The Company is seeking written verification from its major suppliers and customers that they will be Y2K compliant. The costs of seeking verification is minimal. Management believes that it will not be practical to independently verify the responses because it does not believe that the Company would be given access to carry out such verification or that the costs of doing so would be affordable. The cost of replacing non-compliant or non- responsive suppliers and customers will not be possible to determine until the review process has progressed.

     Risk. Any Y2K problems that do occur will likely manifest themselves in reduced production through equipment shut down or impaired liquidity through inability of customers to take delivery or process payment.

      Contingency. The Company plans to establish contingency plans once its verification program is complete and the risks have been more fully quantified.


ITEM 7.       FINANCIAL STATEMENTS

     For the Financial Statements required by Item 7, see the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-KSB.


ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 13, 1997, the Company dismissed KPMG Peat Marwick LLP ("KPMG") as its certifying accountant and on March 13, 1997, the Company retained Ernst & Young LLP ("E&Y") as its certifying accountant. KPMG's reports on the Company's consolidated financial statements for the fiscal years ended June 30, 1996 and 1995 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles. The decision to engage E&Y as set forth above and to dismiss KPMG was approved by the Board of Directors of the Company. In connection with the audits of the consolidated financial statements of the Company for the fiscal year ended June 30, 1996, and for the period from August 9, 1994 (inception) through June 30, 1995, and during the period commencing July 1, 1996 through March 12, 1997, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of KPMG, would have caused them to make reference to the subject matter of the disagreement in connection with its report. See the Company's Current Report on Form 8-K dated March 19, 1997.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this item will be set forth under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Executive Officers" of the Company's proxy statement for its 1998 Annual Meeting of Stockholders (the "Proxy Statement") which will be filed with the Commission pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference. The Proxy Statement is expected to be filed on or prior to October 28, 1998.


ITEM 10.      EXECUTIVE COMPENSATION

     The information required by this item is set forth under the caption "Executive Compensation" of the Company's Proxy Statement which will be filed with the Commission pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement which will be filed with the Commission pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth under the captions "Executive Compensation -- Director Compensation and Certain Relationships and Related Party Transactions" of the Company's Proxy Statement which will be filed with the Commission pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

                                     PART IV

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:


         1.1 Purchase Agreement, dated June 30, 1998 by and among Queen Sand Resources, Inc. (the "Company") and certain of its subsidiaries, and Nesbitt Burns Securities Inc., CIBC Oppenheimer Corp. and Societe Generale Securities Corporation, as Placement Agents, filed as an Exhibit to the Company's Current Report on Form 8-K dated July 8, 1998, as amended by the Current Report on Form 8-K/A-1 dated July 8, 1998, which
                 Exhibit is incorporated herein by reference.
         3.1 Restated Certificate of Incorporation of the Company, filed as an Exhibit to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 9, 1998, which Exhibit is incorporated herein by reference.
         3.2 Certificate of Designation of Series C Convertible Preferred Stock of the Company, filed as an Exhibit to the Company's Current Report on Form 8-K dated December 24, 1997, which
                 Exhibit is incorporated herein by reference.
         3.3 Amended and Restated Bylaws of the Company, filed as an Exhibit to the Company's Current Report on Form 8-K dated March 27, 1997, which Exhibit is incorporated herein by reference.
         4.1 Stockholders' Agreement dated as of May 6, 1997, among the Company, Bruce I. Benn, Edward J. Munden, Ronald I. Benn, Robert P. Lindsay, EIBOC Investments Ltd. and Joint Energy Development Investments Limited Partnership ("JEDI"), filed as an Exhibit to the Company's Current Report on Form 8-K dated May 6, 1997, which Exhibit is incorporated herein by reference.
         4.2 Indenture, dated July 1, 1998, in regard to 12 1/2% Senior Notes due 2008 by and among the Company and certain of its subsidiaries and Harris Trust and Savings Bank, as Trustee, filed as an Exhibit to the Company's Current Report on Form 8-K dated July 8, 1998, as amended by the Current Report on Form 8-K/A-1 dated July 8, 1998, which Exhibit is incorporated herein by reference.
         4.3 Form of 12% Notes due July 15, 2001, filed as an Exhibit to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 12, 1996, which
                 Exhibit is incorporated herein by reference.
         4.4 Common Stock Purchase Warrant Representing Right to Purchase 100,000 Shares of Common Stock of the Company issued to Forseti Investments Ltd. on May 6, 1997 and assigned to CSM GmbH, filed as an Exhibit to the Company's Current Report on Form 8-K dated May 6, 1997, which Exhibit is incorporated herein by reference.
         4.5 Common Stock Purchase Warrant Representing Right to Purchase 1,000,000 Shares of Common Stock of the Company issued to Forseti Investments Ltd. on May 6, 1997 and assigned to CSM GmbH, filed as an Exhibit to the Company's Current Report on Form 8-K dated May 6, 1997, which Exhibit is incorporated herein by reference.
         4.6 Common Stock Purchase Warrant Representing Right to Purchase 28,066 Shares of Common Stock of the Company dated July 22, 1998 issued to JEDI, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which Exhibit is incorporated herein by reference.
         4.7 Common Stock Purchase Warrant Representing Right to Purchase 1,697,881 Shares of Common Stock of the Company dated July 22, 1998 issued to JEDI, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which Exhibit is incorporated herein by reference.
         4.8 Form of Common Stock Purchase Warrant dated December 24, 1997 and issued to certain institutional investors, filed as an Exhibit to the Company's Current Report on Form 8-K dated December 24, 1997, which Exhibit is incorporated herein by reference.

         4.9     Form of Common Stock Purchase Warrant effective
                 July 8, 1998 and issued to certain investors, filed as an Exhibit to the Company's Current Report on Form 8-K dated July 8, 1998, as amended by the Current Report on Form 8-K/A-1 dated July 8, 1998, which Exhibit is incorporated herein by reference.
         4.10 Registration Rights Agreement between the Company and Collins & Ware, Inc., dated August 1, 1997, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which
                 Exhibit is incorporated herein by reference.
         4.11 Registration Rights Agreement between the Company and Riata Energy, et. al dated April 9, 1998, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which
                 Exhibit is incorporated herein by reference.
         4.12 Registration Rights Agreement among the Company and certain institutional investors named therein, dated December 24, 1997, filed as an Exhibit to the Company's Current Report on Form 8-K dated December 24, 1997, which Exhibit is incorporated herein by reference.
         4.13 Registration Rights Agreement by and between the Company and JEDI dated May 6, 1997, filed as an Exhibit to the Company's Current Report on Form 8-K dated May 6, 1997, which Exhibit is incorporated herein by reference.
         4.14 Registration Rights Agreement dated as of December 29, 1997 among the Company, the ECT Agent and JEDI, filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 30, 1997, which Exhibit is incorporated herein by reference.
         4.15 Registration Rights Agreement dated as of July 8, 1998 among the Company and the buyers signatory thereto, filed as an Exhibit to the Company's Current Report on Form 8-K dated July 8, 1998, as amended by the Current Report on Form 8-K/A-1 dated July 8, 1998, which Exhibit is incorporated herein by reference.
         4.16 Registration Rights Agreement, dated July 8, 1998, by and among the Company and certain of its subsidiaries and Nesbitt Burns Securities Inc., CIBC Oppenheimer Corp. and Societe Generale Securities Corporation, as Placement Agents, filed as an Exhibit to the Company's Current Report on Form 8-K dated July 8, 1998, as amended by the Current Report on Form 8-K/A-1 dated July 8, 1998, which Exhibit is incorporated herein by reference.
         4.17* Common Stock Purchase Warrant Representing Right to Purchase 48,701 Shares of Common Stock of the Company dated August 19, 1998 and issued to JEDI.
         10.1 Purchase and Sale Agreement between Eli Rebich and Southern Exploration Company, a Texas corporation, and Queen Sand Resources, Inc., a Nevada corporation, dated April 10, 1996, filed as an Exhibit to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 12, 1996, which Exhibit is incorporated herein by reference.
         10.2 Purchase and Sale Agreement dated June 20, 1997 between Queen Sand Resources, Inc., a Nevada corporation, and Collins & Ware, Inc., filed as an Exhibit to the Company's Current Report on Form 8-K dated August 1, 1997, which Exhibit is incorporated herein by reference.
         10.3 Purchase and Sale Agreement dated March 19, 1998 among the Morgan commingled pension funds and Queen Sand Resources, Inc., a Nevada corporation, filed as an Exhibit to the Company's Current Report on Form 8-K dated March 19, 1998, which Exhibit is incorporated herein by reference.
         10.4 Securities Purchase Agreement dated as of March 27, 1997 between JEDI and the Company, filed as an Exhibit to the Company's Current Report on Form 8-K dated March 27, 1997, which Exhibit is incorporated herein by reference.
         10.5 Securities Purchase Agreement dated as of March 27, 1997 between Forseti Investments Ltd, a Barbados corporation, and the Company, filed as an Exhibit to the Company's Current Report on Form 8-K dated March 27, 1997, which Exhibit is incorporated herein by reference.
         10.6 Securities Purchase Agreement among the Company and certain institutional investors named therein, dated December 22, 1997, filed as an Exhibit to the Company's Current Report on Form 8-K dated December 24, 1997, which Exhibit is incorporated herein by reference.

         10.7** Queen Sand Resources 1997 Incentive Equity Plan, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which Exhibit is incorporated herein by reference.
         10.8** Employment Agreement dated December 15, 1997 between the Company and Robert P. Lindsay, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which
                 Exhibit is incorporated herein by reference.
         10.9** Employment Agreement dated December 15, 1997 among the Company, Queen Sand Resources (Canada) Inc. and Bruce I. Benn, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which Exhibit is incorporated herein by reference.
         10.10** Employment Agreement dated December 15, 1997 among the Company,
                 Queen Sand Resources (Canada) Inc. and Ronald Benn, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which Exhibit is incorporated herein by reference.
         10.11** Employment Agreement dated December 15, 1997 among the Company,
                 Queen Sand Resources (Canada) Inc. and Edward J. Munden, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which Exhibit is incorporated herein by reference.
         10.12 Subordinated Revolving Credit Loan Agreement dated as of December 29, 1997, executed by Queen Sand Resources, Inc., certain lenders now or hereafter parties thereto, and Enron Capital & Trade Resources Corp. ("ECT"), as agent ("ECT Agent") for the lenders ("ECT Lenders"), filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 30, 1997, which Exhibit is incorporated herein by reference.
         10.13 First Amendment to Loan Agreement among Queen Sand Resources, Inc. as borrower, ECT Agent, and ECT Lenders, effective as of June 30, 1998, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which Exhibit is incorporated herein by reference.
         10.14 Guaranty dated as of December 29, 1997, executed by Queen Sand Resources, Inc., a Delaware corporation, in favor of ECT Agent and the ECT Lenders, filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 30, 1997, which Exhibit is incorporated herein by reference.
         10.15 Guaranty dated as of December 29, 1997, executed by Corrida Resources, Inc., a Nevada corporation, and Northland Operating Co., a Nevada corporation, in favor of ECT Agent and the ECT Lenders, filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 30, 1997, which
                 Exhibit is incorporated herein by reference.
         10.16 Subordination Agreement dated as of December 29, 1997, executed by the Agent in favor of the Bank of Montreal as agent for the senior lenders, Queen Sand Resources, Inc. and the Guarantors, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which Exhibit is incorporated herein by reference.
         10.17 Amended and Restated Credit Agreement, dated as of April 17, 1998, among the Company, Queen Sand Resources, Inc., a Nevada corporation, the Bank of Montreal and the lenders signatory thereto, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which Exhibit is incorporated herein by reference.
         10.18 First Amendment to Amended and Restated Credit Agreement dated effective as of July 1, 1998, among the Company, Queen Sand Resources, Inc., a Nevada corporation, the Bank of Montreal and the lenders signatory thereto, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which
                 Exhibit is incorporated herein by reference.
         10.19 Amended and Restated Guaranty Agreement executed by the Company, in favor of the Bank of Montreal, as agent, dated as of April 17, 1998, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which Exhibit is incorporated herein by reference.

         10.20   Amended and Restated Guaranty Agreement executed by Northland
                 Operating Co. in favor of the Bank of Montreal, as agent, dated as of April 17, 1998, filed as an Exhibit to the Company's
                 Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which Exhibit is incorporated herein by reference.
         10.21   Amended and Restated Guaranty Agreement dated as of August 1,
                 1997 executed by Corrida Resources, Inc., a Nevada corporation, in favor of the Bank of Montreal, as agent, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998,
                 which Exhibit is incorporated herein by reference.
         10.22   Amended and Restated Security Agreement dated as of April 17,
                 1998 executed by Queen Sand Resources, Inc., a Nevada
                 corporation, in favor of the Bank of Montreal, filed as an
                 Exhibit to the Company's Registration Statement on Form S-4
                 filed with the Securities and Exchange Commission on August 13,
                 1998, which Exhibit is incorporated herein by reference.
         10.23** Form of Qualified Stock Option Agreement.
         10.24   Amended and Restated Securities Purchase Agreement dated as of
                 July 8, 1998 among the Company and the buyers signatory
                 thereto, filed as an Exhibit to the Company's Current Report on
                 Form 8-K dated July 8, 1998, as amended by the Current Report on Form 8-K/A-1 dated July 8, 1998, which Exhibit is
                 incorporated herein by reference.
         11.1    Statement of computation of earnings per share. 16.1 Letter regarding change in certifying accountant.
         21.1    Subsidiaries of the Registrant, filed as an Exhibit to the
                 Company's Registration Statement on Form S-4 filed with the
                 Securities and Exchange Commission on August 13, 1998, which
                 Exhibit is incorporated herein by reference.
         23.1*   Consent of Ernst & Young LLP.
         23.2*   Consent of Ryder Scott Company.
         23.3*   Consent of H.J. Gruy and Associates, Inc.
         23.4*   Consent of Harper and Associates.
         27.1*   Financial Data Schedule.

     ----------
     *   Filed herewith

     **  Denotes management contract.


     (b) Reports on Form 8-K.

     During the last quarter of the fiscal year ended June 30, 1998, the Company filed the following reports:

     (i) A Current Report on Form 8-K, dated March 19, 1998, as amended by Current Report on Form 8-K/A filed April 27, 1998 and Current Report on Form 8-K/A-2 filed June 8, 1998, pursuant to Items 2 and 7 and relating to the Company's acquisition of certain non-operated royalty and net profits overriding royalty interests.

     (ii) A Current Report on Form 8-K, dated May 18, 1998, pursuant to Item 9 and relating to the issuance of securities pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

                                    GLOSSARY

     The terms defined in this glossary are used throughout this Annual Report on Form 10-KSB.

     "average NYMEX price." The average of the NYMEX closing prices for the near month.

     Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

     Bbl/d. Bbl per day.

     Bcf. One billion cubic feet of natural gas.

     Bcfe. One billion cubic feet of natural gas equivalents, converting one Bbl of oil to six Mcf of gas.

     "behind-the-pipe." Hydrocarbons in a potentially producing horizon penetrated by a well bore the production of which has been postponed pending the production of hydrocarbons from another formation penetrated by the well bore. The hydrocarbons are classified as proved but non-producing reserves.

     BOE. Barrels of oil equivalent (converting six Mcf of natural gas to one Bbl of oil).

     "development well." A well drilled within the proved boundaries of an oil or natural gas reservoir with the intention of completing the stratigraphic horizon known to be productive.

     "dry well." A development or exploratory well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

     "exploratory well." A well drilled to find and produce oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

     "gross acres" or "gross wells." The total number of acres or wells, as the case may be, in which a working interest is owned.

     LOE. Lease operating expenses are those expense directly associated with crude oil and/or natural gas producing or service wells.

     MBbl. One thousand barrels of crude oil or other liquid hydrocarbons.

     MBOE. One thousand barrels of oil equivalent (converting six Mcf of natural gas to one Bbl of oil).

     Mcf. One thousand cubic feet of natural gas.

     Mcf/d. Mcf per day.

     Mcfe. One thousand cubic feet of natural gas equivalents, converting one Bbl of oil to six Mcf of gas.

     MMBbl. One million barrels of crude oil or other liquid hydrocarbons.

     MMBOE. One million barrels of all equivalent.

     MMcfe. One million cubic feet of natural gas equivalents, converting one Bbl of oil to six Mcf of gas.

     MMcf. One million cubic feet of natural gas.

     "net acres" or "net wells." The sum of the fractional working interests owned in gross acres or gross wells.

     "net profits interest." A share of the gross oil and natural gas production from a property, measured by net profits from the operation of the property, that is carved out of the working interest. This is a non-operated interest.

     "non-producing reserves." Non-producing reserves consist of (i) reserves from wells that have been completed and tested but are not yet producing due to lack of market or minor completion problems that are expected to be corrected, and (ii) reserves currently behind-the-pipe in existing wells which are expected to be productive due to both the well log characteristics and analogous production in the immediate vicinity of the well.

     NYMEX. New York Mercantile Exchange.

     "producing well," "production well," or "productive well." A well that is producing oil or natural gas or that is capable of production.

     "proved developed reserves," "proved developed producing" or "PDP." Proved developed reserves are oil and natural gas reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and natural gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

     "proved reserves." The estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

     "proved undeveloped reserves" or PUD. Reserves are oil and natural gas reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery techniques is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

     "Reserve Life Index." The estimated productive life of a proved reservoir based upon the economic limit of such reservoir producing hydrocarbons in paying quantities assuming certain price and cost parameters. For purposes of this Annual Report on Form 10-KSB, reserve life is calculated by dividing the Proved Reserves (on a Mcfe basis) at the end of the period by production volumes for the previous 12 months.

     "royalty interest." An interest in an oil and natural gas property entitling the owner to a share of oil and natural gas production free of costs of production.

     "SEC PV-10." The present value of proved reserves is an estimate of the discounted future net cash flows from each of the properties at June 30, 1998, or as otherwise indicated. Net cash flow is defined as net revenues less, after deducting production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. As required by rules of the Commission, the future net cash flows have been discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. In accordance with Commission rules, estimates have been made using constant oil and natural gas prices and operating costs, at June 30, 1998, or as otherwise indicated.

     "secondary recovery." A method of oil and natural gas extraction in which energy sources extrinsic to the reservoir are utilized.

     "service well." A well used for water injection in secondary recovery projects or for the disposal of produced water.

     "Standardized Measure." Under the Standardized Measure, future cash flows are estimated by applying year-end prices, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows are reduced by estimated future production and development costs based on period-end costs to determine pretax cash inflows. Future income taxes are computed by applying the statutory tax rate to the excess of pretax cash inflows over the Company's tax basis in the associated properties. Tax credits, net operating loss carryforwards, and permanent differences are also considered in the future tax calculation. Future net cash inflows after income taxes are discounted using a 10% annual discount rate to arrive at the Standardized Measure.

     "undeveloped acreage." Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

     "working interest." The operating interest which gives the owner the right to drill, produce and conduct operating activities on the property and a share of production, subject to all royalties, overriding royalties and other burdens and to all costs of exploration to, development and operations and all risks in connection therewith.

                                 SIGNATURE PAGE


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dallas, Texas on the 21st of September, 1998.

                                  QUEEN SAND RESOURCES, INC.


                                  By: /s/   EDWARD J. MUNDEN
                                      ------------------------------------------
                                      Name:   Edward J. Munden
                                      Title:  Chief Executive Officer, President
                                              and Chairman of the Board


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 21st day of September, 1998.

Signature                   Title
---------                   -----



/s/   EDWARD J. MUNDEN      Chairman of the Board, President, Chief Executive
-------------------------   Officer and Director (principal executive officer)
Edward J. Munden


/s/   BRUCE I. BENN         Executive Vice President, Secretary and Director
-------------------------
Bruce I. Benn


/s/   RONALD I. BENN        Chief Financial Officer (principal financial officer
-------------------------   and accounting officer)
Ronald I. Benn


/s/   ROBERT P. LINDSAY     Chief Operating Officer, Executive Vice President
-------------------------   and Director
Robert P. Lindsay


/s/  TED COLLINS, JR.       Director
-------------------------
Ted Collins, Jr.


/s/   ELI REBICH            Director
-------------------------
Eli Rebich

                   Queen Sand Resources, Inc. and Subsidiaries

                   Index to Consolidated Financial Statements




                                                                                                      Page
                                                                                                      ----

Report of Ernst & Young LLP, Independent Auditors..................................................    F-2

Consolidated Financial Statements:
   Consolidated Balance Sheets as of June 30, 1998 and 1997........................................    F-3
   Consolidated Statements of Operations for the
     Years ended June 30, 1998 and 1997............................................................    F-4
   Consolidated Statements of Stockholders' Equity (Net Capital Deficiency) for the
     Years ended June 30, 1998 and 1997............................................................    F-5
   Consolidated Statements of Cash Flows for the
     Years ended June 30, 1998 and 1997............................................................    F-6
   Notes to Consolidated Financial Statements......................................................    F-7

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Queen Sand Resources, Inc.

We have audited the accompanying consolidated balance sheets of Queen Sand Resources, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (net capital deficiency) and cash flows for each of the two years in the period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Queen Sand Resources, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.


                                          Ernst & Young LLP




Dallas, Texas
September 2, 1998

                   Queen Sand Resources, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                       JUNE 30
                                                                                 1998              1997
                                                                            -------------     -------------
ASSETS
Current assets:
   Cash                                                                     $   1,029,419     $     309,695
   Accounts receivable                                                          5,251,739           744,923
   Notes receivable from employee                                                  73,077              --
   Other                                                                           56,397            11,169
                                                                            -------------     -------------
Total current assets                                                            6,410,632         1,065,787
                                                                            -------------     -------------

Property and equipment, at cost (Notes 1, 2, 3, and 9):
   Oil and gas properties, based on full cost accounting method               176,942,840        17,540,805
   Other equipment                                                                221,652           390,404
                                                                            -------------     -------------
                                                                              177,164,492        17,931,209

   Less accumulated depreciation, depletion, and amortization                 (34,697,197)       (1,744,000)
                                                                            -------------     -------------
Net property and equipment                                                    142,467,295        16,187,209

Other assets                                                                    4,796,902              --
                                                                            -------------     -------------
                                                                            $ 153,674,829     $  17,252,996
                                                                            =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                         $   5,493,219     $   1,228,510
   Accrued liabilities                                                          1,258,196           360,158
   Current portion of long-term obligations (Note 3)                               84,862         2,080,897
                                                                            -------------     -------------
Total current liabilities                                                       6,836,277         3,669,565

Long-term obligations, net of current portion (Note 3)                        153,619,247         7,151,881

Commitments (Note 5)

Stockholders' equity (net capital deficiency)(Notes 2 and 5):
  Preferred stock, $.01 par value:
     Authorized shares - 50,000,000 at June 30, 1998 and 1997
     Issued and outstanding shares - 9,610,400 and 9,600,000 at June 30,
       1998 and 1997, respectively                                                 96,104            96,000
     Aggregate liquidation preference - $5,000,000
   Common stock, $.0015 par value:
     Authorized shares - 100,000,000 at June 30, 1998 and 1997
     Issued and outstanding shares - 24,323,767 and 20,825,552
       at June 30, 1998 and 1997, respectively                                     50,882            45,635
   Additional paid-in capital                                                  34,011,501        14,474,844
   Accumulated deficit                                                        (35,939,182)       (3,184,929)
   Treasury stock, 9,600,000 shares of common stock, at cost                   (5,000,000)       (5,000,000)
                                                                            -------------     -------------
Total stockholders' equity (net capital deficiency)                            (6,780,695)        6,431,550
                                                                            -------------     -------------

Total liabilities and stockholders' equity                                  $ 153,674,829     $  17,252,996
                                                                            =============     =============

See accompanying notes.

                   Queen Sand Resources, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                                             YEAR ENDED JUNE 30
                                                                            1998             1997
                                                                       -------------    -------------
Revenues:
   Oil and gas sales                                                   $   6,446,055    $   4,381,035
   Net profits and royalty interests                                       4,432,010             --
   Interest and other (Note 1)                                               105,356          300,271
                                                                       -------------    -------------
                                                                          10,983,421        4,681,306

Expenses:
   Production expenses                                                     4,546,612        2,506,759
   Depreciation, depletion, and amortization (Note 1)                      4,809,322          982,000
   Writedown of oil and gas properties (Note 1)                           28,166,000             --
   General and administrative (Notes 1 and 7)                              2,259,132        1,452,402
   Interest and financing costs                                            3,956,608          877,967
                                                                       -------------    -------------
Loss before extraordinary item                                           (32,754,253)      (1,137,822)

Extraordinary item (Note 3)                                                     --            171,381
                                                                       -------------    -------------
Net loss                                                               $ (32,754,253)   $  (1,309,203)
                                                                       =============    =============

Loss before extraordinary item per common share                        $       (1.44)   $        (.04)
                                                                       =============    =============

Net loss per common share                                              $       (1.44)   $        (.05)
                                                                       =============    =============

Weighted average common shares outstanding                                22,719,177       26,964,334
                                                                       =============    =============


See accompanying notes.

                   Queen Sand Resources, Inc. and Subsidiaries

    Consolidated Statements of Stockholders' Equity (Net Capital Deficiency)

                       Years ended June 30, 1998 and 1997



                                                  PREFERRED STOCK                    COMMON STOCK              ADDITIONAL
                                            -----------------------------    ----------------------------       PAID-IN
                                               SHARES           AMOUNT          SHARES          AMOUNT          CAPITAL
                                            ------------     ------------    ------------     -----------     ------------

Balance at June 30, 1996                            --       $       --        27,020,000     $    40,530     $  4,997,841
   Issuance of common stock for
     services                                       --               --           116,052             171           20,709
   Issuance of common stock for oil
     and gas properties (Note 2)
                                                    --               --         1,529,500           2,294          638,852
   Issuance of common stock for
     cash (Note 5)
                                                    --               --         1,760,000           2,640        4,056,360
   Issuance of convertible preferred
     stock and warrants to purchase
     common stock for cash (Note 5)
                                               9,600,000           96,000            --               --         4,904,000
   Repurchase of common stock
     (Note 5)                                       --               --        (9,600,000)            --          (142,918)
   Net loss                                         --               --              --               --              --
                                            ------------     ------------    ------------     -----------     ------------
Balance at June 30, 1997                       9,600,000           96,000      20,825,552          45,635       14,474,844
   Issuance of common stock for
     services                                       --               --           150,000             225          299,775
   Issuance of common stock for oil
     and gas properties (Note 2)
                                                    --               --         1,337,500           2,006        4,810,494
   Issuance of common stock for
     cash (Note 5)
                                                    --               --         2,010,715           3,016        4,882,797
   Issuance of convertible
     preferred stock and warrants
     to purchase common stock for
     cash (Note 5)
                                                  10,400              104            --               --         9,543,591
   Net loss                                         --               --              --               --              --
                                            ------------     ------------    ------------     -----------     ------------
Balance at June 30, 1998                       9,610,400     $     96,104      24,323,767     $    50,882     $ 34,011,501
                                            ============     ============    ============     ===========     ============





                                                                                     TOTAL
                                                                                 STOCKHOLDERS'
                                                                                     EQUITY
                                                                ACCUMULATED      (NET CAPITAL
                                                 TREASURY         DEFICIT         DEFICIENCY)
                                               ------------     ------------     ------------

Balance at June 30, 1996                       $       --       $ (1,875,726)    $  3,162,645
   Issuance of common stock for
     services                                          --               --             20,880
   Issuance of common stock for oil
     and gas properties (Note 2)
                                                       --               --            641,146
   Issuance of common stock for
     cash (Note 5)
                                                       --               --          4,059,000
   Issuance of convertible preferred
     stock and warrants to purchase
     common stock for cash (Note 5)
                                                       --               --          5,000,000
   Repurchase of common stock
     (Note 5)                                    (5,000,000)            --         (5,142,918)
   Net loss                                            --         (1,309,203)      (1,309,203)
                                               ------------     ------------     ------------
Balance at June 30, 1997                         (5,000,000)      (3,184,929)       6,431,550
   Issuance of common stock for
     services                                          --               --            300,000
   Issuance of common stock for oil
     and gas properties (Note 2)
                                                       --               --          4,812,500
   Issuance of common stock for
     cash (Note 5)
                                                       --               --          4,885,813
   Issuance of convertible
     preferred stock and warrants
     to purchase common stock for
     cash (Note 5)
                                                       --               --          9,543,695
   Net loss                                            --        (32,754,253)     (32,754,253)
                                               ------------     ------------     ------------
Balance at June 30, 1998                       $(35,939,182)    $ (5,000,000)    $ (6,780,695)
                                               ============     ============     ============


See accompanying notes.

                   Queen Sand Resources, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                 YEAR ENDED JUNE 30
                                                                          -------------------------------
                                                                              1998              1997
                                                                          -------------     -------------
OPERATING ACTIVITIES
Net loss                                                                  $ (32,754,253)    $  (1,309,203)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
     Extraordinary item                                                            --             171,381
     Depreciation, depletion, and amortization                                4,809,322           982,000
     Writedown of oil and gas properties                                     28,166,000
     Foreign currency translation gains                                         (18,166)         (300,271)
     Issuance of common stock for services                                      300,000            20,880
     Accretion of debt discount                                                    --              72,032
     Changes in operating assets and liabilities:
       Accounts receivable                                                   (4,579,893)         (316,664)
       Other assets                                                             (45,228)           (6,236)
       Accounts payable and accrued liabilities                               5,162,747           948,951
                                                                          -------------     -------------
Net cash provided by operating activities                                     1,040,529           262,870

INVESTING ACTIVITIES
Additions to oil and gas properties                                        (154,241,990)       (4,179,956)
Additions to other property and equipment                                       (99,868)         (125,107)
                                                                          -------------     -------------
Net cash used in investing activities                                      (154,341,858)       (4,305,063)

FINANCING ACTIVITIES
Proceeds from revolving credit facilities                                   103,000,000           275,982
Proceeds from bridge financing facilities                                    60,000,000              --
Repayments of borrowing from bridge financing facilities                     (1,140,000)             --
Debt issuance costs                                                          (4,897,952)             --
Payments on revolving credit facilities                                     (15,357,993)             --
Proceeds from private debt offerings                                            121,091           526,072
Payments on notes payable                                                    (2,063,876)       (1,407,923)
Collection of stock subscription                                                   --             500,000
Proceeds from sale of convertible preferred stock and warrants to
   purchase common stock                                                      9,543,695         5,000,000
Proceeds from the sales of common stock                                       4,885,813         4,059,000
Repurchase of common stock                                                         --          (5,142,918)
Payments on capital lease obligation                                            (69,725)          (57,946)
                                                                          -------------     -------------
Net cash provided by financing activities                                   154,021,053         3,752,267

Net increase (decrease) in cash                                                 719,724          (289,926)
Cash at beginning of year                                                       309,695           599,621
                                                                          -------------     -------------
Cash at end of year                                                       $   1,029,419     $     309,695
                                                                          =============     =============

Supplemental cash flow information:
   Interest paid in cash                                                  $   3,946,340     $     765,181
                                                                          =============     =============

See accompanying notes.

                   Queen Sand Resources, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                  June 30, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Queen Sand Resources, Inc. (QSRI or the Company) was formed on August 9, 1994, under the laws of the State of Delaware. At June 30, 1998, EIBOC Investments Ltd. (EIBOC) held approximately 6,600,000 shares of the Company's common stock, par value $.0015 (Common Stock), representing approximately 13.9% of the Company's outstanding shares of common stock on a fully diluted basis. Certain officers of the Company have beneficial interests in EIBOC (see Note 5). Joint Energy Development Investments Limited Partnership (JEDI), an affiliate of Enron Corp. (Enron), holds approximately 33% of the Company's voting capital stock on a fully diluted basis.

The Company is engaged in one industry segment, the acquisition, exploration, development, production, and sale of crude oil and gas. The Company's business activities are carried out primarily in Texas, New Mexico, Mississippi, Louisiana, and Kentucky.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for its oil and gas activities under which all costs, including direct general and administrative expenses associated with property acquisition, exploration, and development activities, are capitalized. Capitalized general and administrative expenses directly associated with acquisitions, exploration, and development of oil and gas properties were $721,160 and $316,070 for the years ended June 30, 1998 and 1997, respectively. Capitalized costs are depleted by the unit-of-production method using estimates of proved oil and gas reserves prepared by independent engineers. The costs of unproved properties are excluded from depletion until the properties are evaluated. Sales of oil and gas properties are accounted for as adjustments to the capitalized cost center unless such sales significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the cost center, in which case a gain or loss is recognized.

                   Queen Sand Resources, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company limits the capitalized costs of oil and gas properties, net of accumulated depreciation, depletion, and amortization, to the estimated future net revenues from proved oil and gas reserves less estimated future development and production expenditures discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, as adjusted for related estimated future tax effects. If capitalized costs exceed this limit (the full cost ceiling), the excess is charged to depreciation, depletion, and amortization expense. During the year ended June 30, 1998, the Company recorded a full cost ceiling writedown of $28,166,000.

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

The Company's oil and gas activities are conducted jointly with others and, accordingly, the financial statements reflect only the Company's proportionate interest in such activities.

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

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the extent to which based on available evidence, the future tax benefits more likely than not will be realized.

STATEMENT OF CASH FLOWS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

In 1998, in connection with certain promotional services rendered by an unrelated party, the Company issued 150,000 shares of Common Stock valued at $300,000. Additionally, the Company issued an aggregate of 1,337,500 shares of Common Stock valued at $4,813,000 in connection with the acquisitions of certain interests in oil and gas properties during 1998 (see Note 2).

                   Queen Sand Resources, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

During 1997, in connection with the acquisitions of interests in oil and gas properties, the Company issued an aggregate of 1,529,500 shares of Common Stock valued at $641,146 and issued notes payable to the sellers which were recorded at $2,473,000 net of issuance discount of $354,000 (see Notes 2 and 3).

NET LOSS PER COMMON SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented have been, where necessary, restated to conform to the Statement 128 requirements. As the Company incurred net losses during each of the years ended June 30, 1998 and 1997, the loss per common share data is based on the weighted average common shares outstanding.

STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) in accounting for its employee stock options. Under APB 25, if the exercise price of an employee's stock options equals or exceeds the market price of the underlying stock on the date of grant and certain other plan conditions are met, no compensation expense is recognized.

CONCENTRATIONS OF CREDIT RISK

For the year ended June 30, 1998, two oil and gas companies accounted for 17% and 13%, respectively, of the Company's oil and gas sales. For the year ended June 30, 1997, five oil and gas companies accounted for 32%, 14%, 17%, 10%, and 9%, respectively, of the Company's oil and gas sales. The Company does not believe that the loss of any of these buyers would have a material effect on the Company's business or results of operations as it believes it could readily locate other buyers. The Company's receivables are generally unsecured.

                   Queen Sand Resources, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY

Foreign currency transactions are translated into U.S. dollars at the rate of exchange on the date of the transaction. Amounts payable and receivable in foreign currency are translated at the exchange rate at the balance sheet date. Translation gains of $18,166 and $300,271 were recognized during the years ended June 30, 1998 and 1997, respectively, and are included in interest and other income in the accompanying consolidated statements of operations.

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

DERIVATIVES

The Company utilizes certain derivative financial instruments to hedge future oil and gas prices and interest rate risk (see Note 4). Gains and losses arising from the use of the instruments are deferred until realized. Gains and losses from hedges of oil and gas prices are reported as oil and gas sales. Gains and losses from interest rate hedges are reported in interest expense.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective July 1, 1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

                   Queen Sand Resources, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

2. ACQUISITIONS

The consolidated financial statements include the results of operations of the acquired interests in oil and gas properties from their respective acquisition dates.

On November 6, 1996, the Company acquired eight gross productive wells (three net productive wells), all located in various counties in Texas (the Frymire Purchase). In consideration for these properties the Company paid approximately $650,000 in cash, issued notes for $427,000, and issued 100,000 shares of Common Stock valued at $18,000.

On December 16, 1996, the Company acquired 15 gross productive wells (15 net productive wells), all located in New Mexico (the Trigg Federal Purchase). In consideration, the Company paid $100,000 in cash and issued 92,000 shares of Common Stock valued at $16,560.

On February 5, 1997, the Company acquired 60 gross productive wells (48.4 net productive wells) and two developmental properties located in Mississippi, Louisiana, and Texas (the Core Properties). The adjusted purchase price consisted of cash of approximately $1,700,000, four notes payable totaling $2,400,000, and 659,000 shares of Common Stock valued at $329,500. On March 13, 1997, the Company acquired one gross productive well (0.3375 net productive well) located in Louisiana (the Intercoastal Property). The purchase price consisted of cash of $562,500 and 578,500 shares of Common Stock valued at $289,250. The cash portion of these acquisitions was funded through sales of 1,060,000 shares of Common Stock pursuant to Regulation S, resulting in net proceeds to the Company of $2,385,000 (the Equity Private Placements).

The following unaudited pro forma summary of the Company's consolidated results of operations for the year ended June 30, 1997, was prepared as if the acquisitions of the Core Properties, the Intercoastal Property, and the Equity Private Placements had occurred on July 1, 1996. The historical results of the Frymire Purchase and the Trigg Federal Purchase were not significant. The unaudited pro forma data is based on numerous assumptions and is not necessarily indicative of future operations or of results which would actually have occurred if the acquisitions and the Equity Private Placements had been made on July 1, 1996.

                   Queen Sand Resources, Inc. and Subsidiaries

2. ACQUISITIONS (CONTINUED)

                                                    1997
                                                ------------

         Revenues                               $  6,318,362
                                                ============
         Net loss                               $   (505,846)
                                                ============
         Loss per common share                  $       (.02)
                                                ============

On August 1, 1997, the Company acquired 77 productive wells (12.35 net productive wells) located in New Mexico, Oklahoma, and Texas (the Collins and Ware Properties). In consideration for these properties, the Company paid $6,000,000 in cash and issued 1,000,000 shares of Common Stock valued at $3,125,000. The cash portion of these acquisitions was funded with borrowings under the Company's credit facility (see Note 3).

On March 9, 1998, the Company purchased certain operated natural gas properties in western Kentucky for net cash consideration of $450,000 and 337,500 shares of the Company's Common Stock valued at $1,687,500 (the NASGAS Property Acquisition). The acquired properties are comprised of interests in 21 gross wells (12.6 net) and 61,421 gross acres (36,858 net) (the NASGAS Properties).

On April 20, 1998, the Company acquired certain non-operated, net profits interests (NPIs) and royalty interests revenues (RIs; together with the NPIs, the Morgan Properties) for net cash consideration of approximately $137.9 million from pension funds managed by J.P. Morgan Investments (the Morgan Property Acquisition). The Morgan Property Acquisition was financed with borrowings under the Credit Agreement and two subordinated bridge credit facilities (see Note 3).

The Company's interest in the Morgan Properties primarily takes the form of nonoperated net profits overriding royalty interest, whereby the Company is entitled to a percentage of the net profits from the operations of the properties. The oil and gas properties burdened by the Morgan Properties are primarily located in East Texas, South Texas, and the mid-continent region of the United States.

Presented below are the oil and gas sales and associated production expenses from which the overriding royalties and net profits interests revenues presented in the accompanying consolidated statement of operations for the year ended June 30, 1998, are derived:

                   Queen Sand Resources, Inc. and Subsidiaries

2. ACQUISITIONS (CONTINUED)

                                                                          1998
                                                                       ----------
          Oil and gas sales                                            $6,218,660
          Production expenses                                           1,786,650
                                                                       ----------
          Net profits and royalty interest revenues                    $4,432,010
                                                                       ==========

The following unaudited pro forma summary of the Company's consolidated results of operations for the year ended June 30, 1998 was prepared as if the acquisitions of the Collins and Ware Properties, the NASGAS Properties and the Morgan Properties, including related borrowings, had occurred on July 1, 1997. The unaudited pro forma data is based on numerous assumptions and is not necessarily indicative of future operations or of results which would have actually occurred if the acquisitions and related borrowings had been made on July 1, 1997.

                                                         1997           1998
                                                     ------------    ------------
         Revenues                                    $ 42,052,000    $ 34,635,000
                                                     ============    ============
         Net income (loss)                           $  2,316,000    $(31,528,000)
                                                     ============    ============
         Income (loss) per common share:

                    Basic                            $        .08    $      (1.38)
                                                     ============    ============
                    Diluted                          $        .08           N/A
                                                     ============


3. CURRENT AND LONG-TERM DEBT

A summary of current and long-term debt follows:

                                                                                                       JUNE 30
                                                                                             ----------------------------
                                                                                                 1998              1997
                                                                                             ------------    ------------

         Prime plus 1.5% Revolving Credit Note                                               $       --      $  4,857,993
         12% unsecured DEM bonds, due July 2000                                                 2,196,200       2,093,275
         9% Acquisition Notes                                                                        --         2,063,876
         Bank of Montreal Revolving Credit Agreement                                           92,500,000            --
         ECT Revolving Credit Facility                                                               --              --
         Variable Rate Senior Third Secured Equity Bridge Note Purchase Agreement              28,860,000            --
         Variable Rate Senior Second Secured Note Purchase Agreement                           30,000,000            --
         Capital lease obligations                                                                147,909         217,634
                                                                                             ------------    ------------
                                                                                              153,704,109       9,232,778
         Less current portion of debt and capitalized lease obligation                             84,862       2,080,897
                                                                                             ------------    ------------
         Total long-term obligations                                                         $153,619,247    $  7,151,881
                                                                                             ============    ============

On December 1, 1995, the Company entered into a revolving credit note agreement with Comerica Bank to provide a revolving line of credit up to $10,000,000, secured by substantially all of the Company's interests in oil and gas properties. Effective August 1, 1997, the Company terminated this credit agreement and entered into a new credit agreement with Bank of Montreal. This agreement provided for an initial borrowing base

                   Queen Sand Resources, Inc. and Subsidiaries

3. CURRENT AND LONG-TERM DEBT (CONTINUED)

of $17,000,000 to be redetermined from time to time by Bank of Montreal based on engineering reports of oil and gas reserves. The Company was required to pay a commitment fee annually of .35% of the unused portion of the borrowing base.

On April 17, 1998, the Company entered into an amended and restated credit agreement with Bank of Montreal and certain affiliates of JEDI. The amended and restated agreement (the Credit Agreement) provides for borrowings up to $125,000,000 (subject to borrowing base limitations). As of June 30, 1998, $92,500,000 was outstanding under the Credit Agreement. The loan under the Credit Agreement matures on April 17, 2003.

Indebtedness incurred under the Credit Agreement generally bears interest under various interest rate pricing options based upon a Federal Funds rate (plus
 .5%), Prime Rate or LIBOR rate options. LIBOR rate loans bear an applicable margin over the LIBOR rate of (i) 2.25%, if greater than 90% of the available Borrowing Base has been drawn, (ii) 2%, if greater than 75% and not more than 90% of the available Borrowing Base has been drawn, (iii) 1.5%, if greater than 40% but not more than 75% of the available Borrowing Base has been drawn, and
(iv) 1%, if not more than 40% of the available Borrowing Base has been drawn. The interest rate at June 30, 1998 was 8.50%. There is no margin applicable for base rate pricing options.

The loan under the Credit Agreement is secured by a first lien on the oil and gas properties of the Company. Pursuant to the Credit Agreement, the Company is subject to certain affirmative and negative financial and operating covenants that are usual and customary for transactions of this nature. On September 30, 1997 and December 31, 1997, the Company was not in compliance with its interest coverage ratio covenant. Bank of Montreal waived these covenant violations solely with respect to these specific defaults. The Company believes, but cannot assure, that it will be able to comply with all restrictive covenants in the future or obtain waivers from the bank with respect to noncompliance.

Also in April 1998, in connection with the acquisition of the Morgan Properties, the company entered into a Variable Rate Senior Second Secured Note Purchase Agreement (the Debt Bridge Facility) in the amount of $30,000,000 and a Variable Rate Senior Third Secured Equity Bridge Note Purchase Agreement (the Equity Bridge Facility and collectively the Bridge Facilities), also in the amount of $30,000,000, with Bank of Montreal, Enron, and an affiliate of Enron. As of June 30, 1998, an aggregate of $58,860,000 was outstanding under the Bridge Facilities.

                   Queen Sand Resources, Inc. and Subsidiaries

3. CURRENT AND LONG-TERM DEBT (CONTINUED)

The Debt Bridge Facility bears interest at a rate of LIBOR plus 4% per annum (10% at June 30, 1998). The Equity Bridge Facility bears interest at a rate of LIBOR plus 6% per annum (12% at June 30, 1998).

Subsequent to June 30, 1998, the Bridge Facilities were retired and approximately $82,200,000 of borrowings under the Credit Agreement were repaid (see Note 11), and the borrowing base of the Credit Agreement was revised to $25,000,000.

Effective December 29, 1997, the Company established the ECT Revolving Credit Agreement with ECT, an affiliate of Enron, to fund on a revolving basis capital costs incurred with future development projects and to fund future acquisitions. The ECT Revolving Credit Agreement is subordinate to the Credit Agreement. The ECT Revolving Credit Agreement provides for borrowing up to $10.0 million, on a revolving basis and subject to borrowing base limitations, which has initially been set at an amount equal to 40% of the borrowing base established from time to time under the Credit Agreement. This facility is designed to provide bridge financing for development projects and acquisitions to be completed on relatively short notice or until the affected assets are eligible to be included in the borrowing base for the Credit Agreement or financed with longer-term indebtedness or equal capital; provided, that the availability for acquisitions under the facility is limited to the lesser of $5.0 million or 50% of the borrowing base as in effect from time to time. There is no indebtedness outstanding under this facility as of June 30, 1998. Borrowings in excess of certain amounts under the ECT Revolving Credit Agreement will reduce the available borrowing base under the Credit Agreement. The loan is secured by a second priority lien and security interest (behind the first lien position of the Credit Agreement) in approximately 95% of the oil and gas properties of the Company.

The ECT Revolving Credit Agreement is subject to payment of interest at a fluctuating rate per annum equal to (i) the rate of 1% above the then highest rate of interest being paid on any portion of the indebtedness owed under the Credit Agreement or (ii) 15%, under certain circumstances described in the agreement.

The maturity date for the ECT Revolving Credit Agreement is the earlier of December 30, 2002 or the date that is 60 days after the Company receives written notice that Enron and its affiliates beneficially own in the aggregate less than 10% of the capital stock of the Company entitled to vote in the election of directors. From March 31, 1998 through the maturity date, the Company will pay interest on the outstanding loans at quarterly intervals, on the last business day of every March, June, September, and December. In addition, the ECT Revolving Credit Agreement provides for certain

                   Queen Sand Resources, Inc. and Subsidiaries

3. CURRENT AND LONG-TERM DEBT (CONTINUED)

voluntary prepayments and certain mandatory prepayments of amounts borrowed under the facility.

The ECT Revolving Credit Agreement also provides that, commencing January 1999, during certain periods any indebtedness of the Company under the agreement may be exchanged for shares of the Company's common stock. The exchange ratio is based on a formula that is a function of the market price of the common stock at the time of exchange.

The Company is subject to various covenants under the ECT Revolving Credit Agreement, which covenants are substantially similar to the covenants described above with respect to the Credit Agreement. In addition to the covenants, the ECT Revolving Credit Agreement contains representations, warranties, covenants, and default provisions customary for a facility of this type.

The company paid ECT a fee of $200,000 in connection with the arrangement of the ECT Revolving Credit Agreement. In addition, commencing March 31, 1998, and on each payment date thereafter, the Company is obligated to pay ECT, for the account of each lender under the ECT Revolving Credit Agreement, a fee of 3/8% per annum on the daily average of the unadvanced portion of the facility for the period since January 12, 1998 or the previous payment date to such payment date, except that payment of this fee was waived for the period from April 12, 1998 until the date on which the Bridge Facilities are fully repaid.

Beginning July 1995, the Company initiated private debt offerings whereby it may issue up to a maximum of 5,000,000 Deutschmark (DEM) denominated 12% notes due on July 15, 2000, of which DEM 3,950,000 was outstanding at June 30, 1998. The notes may be redeemed at the option of the Company, in whole or in part, at any time prior to maturity date on or after December 15, 1997, at 101% of the principal amount, plus accrued interest to the redemption date. The notes are unsecured, general obligations of the Company, subordinated in right of payment to any senior and secured indebtedness of the Company including all other existing indebtedness. The note agreement contains covenants which place limitations on dividends and liens. Subsequent to June 30, 1998, the Company redeemed notes totaling DEM 2,350,000 for approximately $1,300,000.

                   Queen Sand Resources, Inc. and Subsidiaries

3. CURRENT AND LONG-TERM DEBT (CONTINUED)

In February 1997, in connection with the acquisition of the Core Properties (Note 2), the Company issued four notes totaling $2,400,000 (the Acquisition Notes) secured by a first lien on the Core Properties. Two of these notes, totaling $400,000, bore no interest and were retired prior to June 30, 1997. The remaining two notes, totaling $2,000,000, were originally payable no later than February 4, 2000, and bore no interest for the first two years and 9% for the final year, payable in Common Stock of the Company. The terms of the remaining two notes were renegotiated, with the seller surrendering the first lien on the Core Properties in exchange for a note requiring a payment of $2,000,000 on January 31, 1998. As a result of the modification of the debt terms, in 1997 the Company recognized an extraordinary loss on modification of $171,381, the difference between the carrying value of the original notes (including accreted discount totaling $72,032) and the present value of the new note. This note was retired during 1998.

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

4. HEDGING ACTIVITIES

The Company has entered into agreements with an affiliate of JEDI to hedge 50,000 MMBtu of natural gas production and 10,000 barrels of oil production monthly. The agreements, effective September 1, 1997, and terminating August 31, 1998, call for a natural gas and oil ceiling and floor price of $2.66 and $1.90 per MMBtu and $20.40 and $18.00 per barrel, respectively. If the average market price of oil and gas per month, as defined in the agreements, exceeds the ceiling price, the Company must pay the counterparty an amount equal to one-half the amount of the hedged quantities multiplied by the difference between the ceiling price and the market price. If the average market price, as defined, falls below the floor price, the counterparty will pay the Company an amount equal to the amount of the hedged quantities multiplied by the difference in the floor price and the market price. During the year ended June 30, 1998, the Company recognized net hedging gains of approximately $120,000 relating to these agreements, which are included in oil and gas sales.

                   Queen Sand Resources, Inc. and Subsidiaries

4. HEDGING ACTIVITIES (CONTINUED)

The Company has implemented a comprehensive hedging strategy for its natural gas production over the next five years. The table below sets out volumes of natural gas hedged with a floor price of $1.90 per MMBtu with Enron, an affiliate of JEDI, which received a fee of $478,000 for entering into this agreement. The volumes presented in this table are divided equally over the months during the period:

                                                                                        Volume
          Period Beginning                              Period Ending                   (MMBtu)
          --------------------------------------- --------------------------     ------------------

          May 1, 1998...........................  December 31, 1998                     885,000
          January 1, 1999.......................  December 31, 1999                   1,080,000
          January 1, 2000.......................  December 31, 2000                     880,000
          January 1, 2001.......................  December 31, 2001                     740,000
          January 1, 2002.......................  December 31, 2002                     640,000
          January 1, 2003.......................  December 31, 2003                     560,000

The table below sets out volume of natural gas hedged with a swap at $2.40 per MMBtu with Enron. The volumes presented in this table are divided equally over the months during the period:

                                                                                       Volume
          Period Beginning                              Period Ending                  (MMBtu)
          --------------------------------------- --------------------------     ------------------
          May 1, 1998...........................  December 31, 1998                   2,210,000
          January 1, 1999.......................  December 31, 1999                   2,710,000
          January 1, 2000.......................  December 31, 2000                   2,200,000
          January 1, 2001.......................  December 31, 2001                   1,850,000
          January 1, 2002.......................  December 31, 2002                   1,600,000
          January 1, 2003.......................  December 31, 2003                   1,400,000

                   Queen Sand Resources, Inc. and Subsidiaries

4. HEDGING ACTIVITIES (CONTINUED)

Effective May 1, 1998 through December 31, 2003, the Company has a contract involving the hedging of a portion of its future natural gas production involving floor and ceiling prices as set out in the table below. The volumes presented in this table are divided equally over the months during the period.

                                                                    Volume         Floor        Ceiling
Period Beginning                             Period Ending         (MMBtu)         Price         Price
----------------------------------------  ---------------------  -------------  ------------  ------------

May 1, 1998..........................     December 31, 1998       3,540,000        $2.00         $2.70
January 1, 1999......................     December 31, 1999       4,330,000         2.00          2.70
January 1, 2000......................     December 31, 2000       3,520,000         2.00          2.70
January 1, 2001......................     April 30, 2001            990,000         2.00          2.70
May 1, 2001..........................     December 31, 2001       1,980,000         2.00          2.80
January 1, 2002......................     April 30, 2002            850,000         2.00          2.80
May 1, 2002..........................     December 31, 2002       1,700,000         2.00          2.90
January 1, 2003......................     December 31, 2003       2,250,000         2.00          2.90

During the year ended June 30, 1998, the Company recognized hedging gains of approximately $122,000 relating to these agreements, which are included in oil and gas sales.

The Company has entered into a forward LIBOR interest rate swap effective for the period June 30, 1998 through June 29, 2009 at a rate of 6.30% on $125.0 million, which may be unwound at any time at the option of the Company. Subsequent to June 30, 1998, the Company terminated the agreement at a cost of approximately $3,500,000 (see Note 11).

5. STOCKHOLDERS' EQUITY

GENERAL

On November 12, 1996, the Company entered into an agreement to sell 100,000 shares of common stock to an unrelated party for $2.50 per share.

During 1997, the Company's Certificate of Incorporation was amended to (i) authorize the issuance of 50,000,000 shares of preferred stock of the Company, par value $.01 per share (the Preferred Stock), of which 9,600,000 shares have been designated as Series A Preferred Stock, 9,600,000 shares have been designated as Series B Preferred Stock, and (ii) increase the number of authorized shares of Common stock from 40,000,000 shares to

                   Queen Sand Resources, Inc. and Subsidiaries

5. STOCKHOLDERS' EQUITY (CONTINUED)

100,000,000 shares. During 1998, 10,400 shares of Preferred Stock were designated and issued as Series C Preferred Stock.

Any authorized but unissued or unreserved Common Stock and undesignated Preferred Stock is available for issuance at any time, on such terms and for such purposes as the Board of Directors may deem advisable in the future without further action by stockholders of the Company, except as may be required by law or the Series A Certificate of Designation. The Board of Directors of the Company has the authority to fix the rights, powers, designations, and preferences of the undesignated Preferred Stock and to provide for one or more series of undesignated Preferred Stock. The authority will include, but not be limited to, determination of the number of shares to be included in the series; dividend rates and rights; voting rights, if any; conversion privileges and terms; redemption conditions; redemption values; sinking funds; and rights upon involuntary or voluntary liquidation.

CAPITAL STOCK PURCHASE AGREEMENTS

In March 1997, the Company entered into a Securities Purchase Agreement (the JEDI Purchase Agreement) with Joint Energy Development Investments Limited Partnership (JEDI), an affiliate of Enron Finance Corp. (EFC), and a Securities Purchase Agreement (the Forseti Purchase Agreement) with Forseti Investments Ltd. (Forseti).

Pursuant to the JEDI Purchase Agreement, in May 1997, JEDI acquired 9,600,000 shares of Series A Participating Convertible Preferred Stock, par value $0.01 per share, of the Company (the Series A Preferred Stock), certain warrants to purchase Common Stock and nondilution rights as in regard to future stock issuances. The aggregate consideration received by the Company consisted of $5,000,000 ($0.521 per share).

The JEDI nondilution rights may result in JEDI receiving warrants, with a one year term, in connection with certain future Company stock issuances prior to December 31, 1998. The exercise price of any such warrants will be equal to the price per share of the future issuances.

In connection with the issuance of the Series A Preferred Stock, the Company granted JEDI certain maintenance rights and certain demand and piggyback registration rights with respect to the shares of Common Stock issuable upon conversion of the Series A Preferred Stock and the shares of Common Stock issuable upon exercise of the warrants.

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

Pursuant to the Forseti Purchase Agreement, in May 1997, the Company repurchased 9,600,000 shares of Common Stock owned by Forseti in exchange for (i) $5,000,000 ($0.521 per share) cash, (ii) the issuance by the Company of Class A Common Stock Purchase Warrants to purchase 1,000,000 shares of Common Stock at an initial exercise price of $2.50 per share (the Class A Warrants) and Class B Common Stock Purchase Warrants to purchase 2,000,000 shares of Common Stock at an initial exercise price of $2.50 per share (the Class B Warrants, and together with the Class A Warrants, the Forseti Warrants), and (iii) certain contingent payments. Forseti had the option of either selling or exercising the Forseti Warrants or receiving the contingent payments. During the year ended June 30, 1998, Forseti elected to sell the warrants to a third party and thus lost the rights to receive any contingent payments.

The JEDI Purchase Agreement contains certain positive and negative covenants. The Company was in compliance with all of the applicable covenants at June 30, 1997 and 1998.

Pursuant to the JEDI Purchase Agreement, JEDI, EIBOC, and certain officers of the Company (Management Stockholders) entered into a Stockholders Agreement whereby JEDI, EIBOC, and the Management Stockholders agreed to certain restrictions on the transfer of shares of Common Stock held by EIBOC and the transfer of shares of Common Stock or securities convertible, exercisable, or exchangeable for shares of Common Stock held by JEDI. The Stockholders Agreement will terminate on the earlier of (i) the fifth anniversary of the date of the Stockholders Agreement or (ii) the date on which JEDI and its affiliates beneficially own in the aggregate less than 10% of the voting power of the Company's capital stock.

                   Queen Sand Resources, Inc. and Subsidiaries

5. STOCKHOLDERS' EQUITY (CONTINUED)

SERIES A PREFERRED STOCK

The holders of shares of Series A Preferred Stock are generally entitled to vote (on an as-converted basis) as a single class with the holders of the Common Stock, together with all other classes and series of stock of the Company that are entitled to vote as a single class with the Common Stock, on all matters coming before the Company's stockholders.

For so long as at least 960,000 shares of Series A Preferred Stock are outstanding, the following matters require the approval of the holders of shares of Series A Preferred Stock, voting together as a separate class:

  (i) the amendment of any provision of the Company's Certificate of Incorporation or the bylaws;

  (ii) the creation, authorization, or issuance of, or the increase in the authorized amount of, any class or series of shares ranking on a parity with or prior to the Series A Preferred Stock either as to dividends or upon liquidation, dissolution, or winding up;

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

                   Queen Sand Resources, Inc. and Subsidiaries

5. STOCKHOLDERS' EQUITY (CONTINUED)

The Series A Certificate of Designation provides for customary adjustments to the number of shares issuable upon conversion in the event of certain dividends and distributions to holders of Common Stock, certain reclassifications of the Common Stock, stock splits, and combinations and mergers and similar transactions.

The holders of the shares of Series A Preferred Stock are entitled to receive dividends (other than a dividend or distribution paid in shares of, or warrants, rights, or options exercisable for or convertible into or exchangeable for, Common Stock) when and if declared by the Board of Directors on the Common Stock in an amount equal to the amount each such holder would have received if such holder's shares of Series A Preferred Stock had been converted into Common Stock. The holders of Series A Preferred Stock will also have the right to certain dividends upon and during the continuance of an Event of Default.

Upon the liquidation, dissolution, or winding up of the Company, the holders of the shares of Series A Preferred Stock, before any distribution to the holders of Common Stock, are entitled to receive an amount per share equal to $.521 plus all accrued and unpaid dividends thereon (Liquidation Preference). The holders of the shares of Series A Preferred Stock will not be entitled to participate further in the distribution of the assets of the Company.

The Series A Certificate of Designation provides that an Event of Default will be deemed to have occurred if the Company fails to comply with any of its covenants in the JEDI Purchase Agreement, provided that the Company will have a 30-day cure period with respect to the non-compliance with certain covenants.

Upon the occurrence but only during the continuance of an Event of Default, the holders of Series A Preferred Stock are entitled to receive, in addition to other dividends payable to holders of Series A Preferred Stock, when and if declared by the Board of Directors, cumulative preferential cash dividends accruing from the date of the Event of Default in an amount per share per annum equal to 6% of the Liquidation Preference in effect at the time of accrual of such dividends, payable quarterly in arrears on or before the 15th day after the last day of each calendar quarter during which such dividends are payable. Unless full cumulative dividends accrued on shares of Series A Preferred Stock have been or contemporaneously are declared and paid, no dividend may be declared or paid or set aside for payment on the Common Stock or any other junior securities (other than a dividend or distribution paid in shares of, or warrants, rights, or options exercisable for or convertible into or

                   Queen Sand Resources, Inc. and Subsidiaries

5. STOCKHOLDERS' EQUITY (CONTINUED)

exchangeable for, Common Stock or any other junior securities), nor shall any Common Stock nor any other junior securities be redeemed, purchased, or otherwise acquired for any consideration, nor may any monies be paid to or made available for a sinking fund for the redemption of any shares of any such securities.

Upon the occurrence and during the continuance of an Event of Default resulting from the failure to comply with certain covenants, the holders of shares of Series A Preferred Stock have the right, acting separately as a class, to elect a number of persons to the Board of Directors of the Company that, along with any members of the Board of Directors who are serving at the time of such action, will constitute a majority of the Board of Directors.

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

SERIES B PREFERRED STOCK

The Series B Certificate of Designation authorizes the issuance of up to 9,600,000 shares of Series B Preferred Stock. The terms of the Series B Preferred Stock are substantially similar to those of the Series A Preferred Stock, except that the holders of Series B Preferred Stock will not (i) have class voting rights except as required under Delaware corporate law, (ii) be entitled to any remedies upon an event of default, or (iii) be entitled to elect any directors of the Company, voting separately as a class.

SERIES C PREFERRED STOCK

The holders of shares of Series C Preferred Stock are not entitled to vote with the holders of the Common Stock except as required by law or as set forth below. For so long as any shares of Series C Preferred Stock are outstanding, the following matters will require the

                   Queen Sand Resources, Inc. and Subsidiaries

5. STOCKHOLDERS' EQUITY (CONTINUED)

approval of the holders of at least two-thirds of the then outstanding shares of Series C Preferred Stock, voting together as a separate class:

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

  (v) issue any Senior Securities (other than the Company's Series B Preferred Stock pursuant to the terms of the Company's Series A Preferred Stock) or Pari Passu Securities (each, as defined in the Series C Certificate of Designation); or

  (vi) declare, pay or make any provision for any dividend or distribution with respect to the Common Stock or any other capital stock of the Company ranking junior to the Series C Preferred Stock as to dividends or as to the distribution of assets upon liquidation, dissolution or winding up of the Company.

The holders of at least two-thirds (2/3) of the then outstanding shares of Series C Preferred Stock can agree to allow the Company to alter or change the rights, preferences or privileges of the shares of Series C Preferred Stock. Holders of the Series C Preferred Stock that did not agree to such alteration or change shall have the right for a period of thirty (30) days following such change to convert their Series C Preferred Stock to Common Stock.

A holder of shares of Series C Preferred Stock has the right, at the holder's option, to convert all or a portion of its shares into shares of Common Stock at any time. The number of shares of Common Stock into which a share of Series C Preferred Stock may be converted will be determined as of the conversion date according to a formula set forth

                   Queen Sand Resources, Inc. and Subsidiaries

5. STOCKHOLDERS' EQUITY (CONTINUED)

in the Series C Certificate of Designation. Generally, the conversion rate is equal to the aggregate stated value of the shares to be converted divided by a floating conversion price that may not exceed $7.35 per share. On December 24, 2001, all shares of Series C Preferred Stock that are then outstanding shall be automatically converted into shares of Common Stock.

The Series C Certificate of Designation provides for customary adjustments to the number of shares issuable upon conversion in the event of certain dividends and distributions to holders of Common Stock, certain reclassifications of the Common Stock, stock splits, combinations and mergers, and similar transactions and certain changes of control.

The holders of the shares of Series C Preferred Stock are entitled to receive dividends, when and if declared by the Board of Directors, subject to the prior payment of any accumulated and unpaid dividends to holders of Senior Securities, but before payment of dividends to holders of Junior Securities (as defined in the Series C Certificate of Designation), cumulative dividends on each share of Series C Preferred Stock in an amount equal to the stated value of such share multiplied by 5%.

Upon the liquidation, dissolution or winding up of the Company, the holders of the shares of Series C Preferred Stock, before any distribution to the holders of Junior Securities, and after payments to holders of Senior Securities, will be entitled to receive an amount equal to the stated value of the Series C Preferred Stock (subject to ratable adjustment in the event of reclassification of the Series C Preferred Stock or other similar event) plus any accrued and unpaid dividends thereon.

The Company has the right to redeem all of the outstanding Series C Preferred Stock under certain conditions. Holders of Series C Preferred Stock have the right to tender shares for redemption upon the occurrence of certain events, which are in the control of management.

WARRANTS

As of June 30, 1998, JEDI held warrants to purchase an aggregate of 1,009,001 shares of Common Stock at prices ranging from $2.00 to $5.00. The warrants held by JEDI expire at various times from July 27, 1998 through March 9, 1999. In addition, certain institutional investors hold warrants to purchase an aggregate of 2,840,138 shares of Common Stock at prices ranging from $2.50 to a floating rate based on market price at

                   Queen Sand Resources, Inc. and Subsidiaries

5. STOCKHOLDERS' EQUITY (CONTINUED)

the time of exercise. The warrants held by the institutional investors expire at various times from December 31, 1998 through December 24, 2001. Subsequent to June 30, 1998, JEDI exercised an aggregate of 1,602,236 warrants and 1,400,000 warrants were exercised by the institutional investors (see Note 11).

The Company has also issued certain contingent floating conversion rate warrants in connection with the Bridge Facilities arranged to fund the Morgan Property Acquisition, which terminated upon the repayment of the Bridge facilities subsequent to June 30, 1998 (see Note 11).

STOCK OPTIONS

In November 1997, the Company granted to certain officers and employees 173,000 options to purchase Common Stock of the Company (Stock Options), all of which remain outstanding at June 30, 1998. The Stock Options, granted with an exercise price of $5.25 per share, expire in November of 2007 and vest 50% on the first anniversary of the grant date, 25% on the second anniversary and 25% on the third anniversary.

Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, (SFAS 123) requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: a risk-free interest rate of 5.88%, a dividend yield of 0%, and a volatility factor of .51. In addition, the fair value of these options was estimated based on an expected weighted average life of 7.5 years. The weighted average fair the options as of the grant date using the Black-Scholes option valuation model was $3.22.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. In addition,

                   Queen Sand Resources, Inc. and Subsidiaries

5. STOCKHOLDERS' EQUITY (CONTINUED)

because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, the pro forma information does not reflect the pro forma effect of all previous stock option grants of the Company, and thus the pro forma information is not necessarily indicative of future amounts until SFAS 123 is applied to all outstanding stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information)

          Pro forma net loss                               $ (32,928,000)
                                                           =============
          Loss per common share                            $       (1.45)
                                                           =============

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company's long-term obligations is estimated based on the current rates offered to the Company for similar maturities. At June 30, 1998 and 1997, the carrying value of long-term obligations approximates their fair values.

7. RELATED PARTY TRANSACTIONS

During 1997, the Company was charged a monthly fee by Capital House A Finance and Investment Corporation (Capital House) (owned by certain officers of the Company) for general and administrative costs. Such fee covered the services provided to the Company by certain employees of Capital House and amounted to $440,000 for the year ended June 30, 1997. The Company also reimbursed Capital House for certain direct general and administrative costs incurred by Capital House on behalf of the Company. The Company reimbursed Capital House $128,880 for such costs for the year ended June 30, 1997. The Company capitalized $120,000 of the management fees and general and administrative costs paid to Capital House which were directly associated with oil and gas property acquisitions, exploration, and development for the year ended June 30, 1997. The agreement with Capital House was terminated effective May 31, 1997, at which time the Company purchased all existing assets of Capital House.

                   Queen Sand Resources, Inc. and Subsidiaries

7. RELATED PARTY TRANSACTIONS (CONTINUED)

The Company has entered into various hedging arrangements with affiliates of Enron. (see Note 4).

The Company has entered into a revolving credit facility with ECT, an affiliate of Enron. (see Note 3). Commitment fees and interest totaling approximately $200,000 and $9,000, respectively, were paid to ECT during the year ended June 30, 1998 in connection with this facility.

Enron, through its affiliates, participated in the Bridge Facilities and the Credit Agreement (see Note 3). Enron has received fees and interest payments of approximately $460,000 and $542,000, respectively, during the year ended June 30, 1998, from the Company relating to its participation in these facilities.

The Company has paid Enron approximately $100,000 during the year ended June 30, 1998, under the terms of an agreement which allows the Company to consult, among other things, with Enron's engineering staff.

The Company has paid approximately $26,000 to a company affiliated with a director of the Company for operating certain of the Company's properties during the year ended June 30, 1998.

8. INCOME TAXES

The Company's effective tax rate differs from the U.S. statutory rate due to losses for which no deferred tax benefit was recognized. The tax effects of the primary temporary differences giving rise to the deferred federal income tax assets and liabilities as determined under Statement of Accounting Standards No. 109, "Accounting for Income Taxes," at June 30, 1998 and 1997, follow:

                                                                                  1998             1997
                                                                              ------------     ------------
         Deferred income tax assets (liabilities):
            Reverse acquisition costs                                         $     66,379     $     87,967
            Net operating loss carryforwards                                     2,822,586        1,160,646
            Statutory depletion carryforward                                       125,983          125,983
            Oil and gas properties, principally due to differences in
              depreciation, depletion, and amortization                          9,218,664         (273,789)
            Other                                                                  (20,774)         (20,774)
                                                                              ------------     ------------
                                                                                12,212,838        1,080,033
         Less valuation allowance                                              (12,212,838)      (1,080,033)
                                                                              ------------     ------------
         Net deferred income tax asset                                        $       --       $       --
                                                                              ============     ============

                   Queen Sand Resources, Inc. and Subsidiaries

8. INCOME TAXES (CONTINUED)

The net changes in the total valuation allowance for the years ended June 30, 1998 and 1997, were increases of $11,132,805 and $442,794, respectively. The Company's net operating loss carryforwards begin expiring in 2010.

9. OIL AND GAS PRODUCING ACTIVITIES

The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with Statement of Financial Accounting Standards No. 69.

RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

The following sets forth certain information with respect to results of operations from oil and gas producing activities for the years ended June 30, 1998 and 1997:

                                                                        1998             1997
                                                                    ------------     ------------

         Oil and gas sales                                          $  6,446,000     $  4,381,000
         Net profits and royalty interests revenues                    4,432,000             --
         Production expenses                                          (4,547,000)      (2,507,000)
         Depreciation, depletion, and amortization                    (4,736,000)        (915,000)
         Writedown of oil and gas properties                         (28,166,000)            --
                                                                    ------------     ------------
         Results of operations (excludes corporate overhead
            and interest expense)                                   $(26,571,000)    $    959,000
                                                                    ============     ============

Depreciation, depletion, and amortization of oil and gas properties was $.89 and $.68 per Mcfe produced for the years ended June 30, 1998 and 1997, respectively.

CAPITALIZED COSTS

The following table summarizes capitalized costs relating to oil and gas producing activities and related amounts of accumulated depreciation, depletion, and amortization at June 30, 1998 and 1997:

                   Queen Sand Resources, Inc. and Subsidiaries

9. OIL AND GAS PRODUCING ACTIVITIES (CONTINUED)

                                                               1998              1997
                                                          -------------     -------------

         Oil and gas properties - proved                  $ 176,943,000     $  17,541,000
         Accumulated depreciation, depletion, and
           amortization                                     (34,628,000)       (1,627,000)
                                                          =============     =============
         Net capitalized costs                            $ 142,315,000     $  15,914,000
                                                          =============     =============

COSTS INCURRED

The following sets forth certain information with respect to costs incurred, whether expensed or capitalized, in oil and gas activities for the years ended June 30, 1998 and 1997:

                                                          1998            1997
                                                     ------------    ------------

         Property acquisition costs                  $153,196,000    $  7,382,000
                                                     ============    ============
         Development costs                           $  6,031,000    $  1,238,000
                                                     ============    ============

10.  SUPPLEMENTARY OIL AND GAS DATA (UNAUDITED)

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

                   Queen Sand Resources, Inc. and Subsidiaries

10. SUPPLEMENTARY OIL AND GAS DATA (UNAUDITED) (CONTINUED)

                                                                OIL (BBLS)       GAS (MCF)
                                                               ------------     ------------
         Proved reserves:
            Balance at June 30, l996                              6,932,000       12,984,000
            Purchases of reserves in place                          916,000        7,730,000
            Revisions of previous estimates and other              (988,000)         805,000
            Production                                             (151,000)        (546,000)
                                                               ------------     ------------
            Balance at June 30, 1997                              6,709,000       20,973,000
            Purchases of reserves in place                        4,301,000      158,528,000
            Revisions of previous estimates and other            (2,736,000)         (38,000)
            Production                                             (325,000)      (3,368,000)
                                                               ------------     ------------
            Balance at June 30, 1998                              7,949,000      176,095,000
                                                               ============     ============

         Proved developed reserves:
            Balance at June 30, 1997                              2,188,000       12,412,000
                                                               ============     ============
            Balance at June 30, 1998                              5,298,000      120,998,000
                                                               ============     ============

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

                   Queen Sand Resources, Inc. and Subsidiaries

10. SUPPLEMENTARY OIL AND GAS DATA (UNAUDITED) (CONTINUED)

considered in the future tax calculation. Future net cash inflows after income taxes are discounted using a 10% annual discount rate to arrive at the Standardized Measure.

The Standardized Measure of discounted future net cash flows relating to proved oil and gas reserves as of June 30, 1998 and 1997, are as follows:

                                                                    1998              1997
                                                               -------------     -------------

         Future cash inflows                                   $ 524,585,000     $ 164,120,000
         Future costs and expenses:
            Production expenses                                 (176,633,000)      (59,955,000)
            Development costs                                    (29,289,000)      (23,569,000)
         Future income taxes                                     (43,938,000)      (21,649,000)
                                                               -------------     -------------
         Future net cash flows                                   274,725,000        58,947,000
         10% annual discount for estimated timing of
            cash flows                                          (132,410,000)      (28,801,000)
                                                               -------------     -------------
         Standardized measure of discounted future
            net cash flows                                     $ 142,315,000     $  30,146,000
                                                               =============     =============

The weighted average price of oil and gas at June 30, 1998 and 1997, used in calculating the Standardized Measure were $12.80 and $17.43 per barrel and $2.40 and $2.25 per MCF, respectively.

Changes in the Standardized Measure of discounted future net cash flows relating to proved oil and gas reserves for the years ended June 30, 1998 and 1997, are as follows:

                                                          1998              1997
                                                     -------------     -------------
         Beginning balance                           $  30,146,000     $  23,971,000
         Purchases of minerals in place                139,292,000        14,531,000
         Developed during the period                     6,031,000         1,238,000
         Net change in prices and costs                (15,593,000)        5,055,000
         Revisions of previous estimates               (13,784,000)      (13,405,000)
         Accretion of discount                           3,015,000         2,397,000
         Net change in income taxes                       (461,000)       (1,767,000)
         Sales of oil and gas produced, net of
            production expenses                         (6,331,000)       (1,874,000)
                                                     -------------     -------------
         Balance at June 30, 1998 and 1997           $ 142,315,000     $  30,146,000
                                                     =============     =============

                   Queen Sand Resources, Inc. and Subsidiaries

10. SUPPLEMENTARY OIL AND GAS DATA (UNAUDITED) (CONTINUED)

The future cash flows shown above include amounts attributable to proved undeveloped reserves requiring approximately $22,583,000 of future development costs. If these reserves are not developed, the standardized measure of discounted future net cash flows as of June 30, 1998, shown above would be reduced by approximately $33,920,000.

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

11. SUBSEQUENT EVENTS

Subsequent to year end, the Company completed a private placement of $125,000,000 principal amount of 12 1/2% Senior Notes (the Notes) due July 1, 2008 (the Notes Offering) and issued an aggregate of 3,428,574 shares of the Company's Common Stock at $7 per share (the Equity Offerings) which included certain repricing rights (the Repricing Rights) to acquire additional shares of Common Stock (Repricing Common Shares) and warrants (the Warrants) to purchase an aggregate of up to 1,085,000 shares of Common Stock (Warrant Common Shares). Additionally, JEDI exercised warrants to acquire an aggregate of 980,935 shares of Common Stock at $3.33 per share and nondilution rights to purchase 693,301 shares of the Company's Common Stock at $2.50 per share and another entity exercised warrants to acquire an aggregate of 1,400,000 shares of Common Stock at $2.50 per share (collectively, the Warrant Exercises).

The net proceeds from the Note Offering ($120,500,000), the Equity Offering ($22,000,000) and the Warrant Exercises ($8,500,000) were used to repay indebtedness outstanding under the Company's Credit Agreement and the Bridge Facilities, substantially all of which was incurred to fund the Company's acquisition of the Morgan Properties. Immediately following such repayments, the amount of indebtedness under the Credit Agreement outstanding was approximately $10,300,000.

                   Queen Sand Resources, Inc. and Subsidiaries

11. SUBSEQUENT EVENTS (CONTINUED)

Concurrent with the repayment of the Bridge Facilities, the Company terminated, at a cost of approximately $3,500,000, the LIBOR Interest Swap Agreement with the Bank of Montreal (the LIBOR Swap Unwind).

The Company has filed a registration statement on Form S-4 with the Securities and Exchange Commission (SEC) to exchange the Notes for identical registered notes. The Company has also filed a registration statement on Form S-3 with the SEC to register for resale the Common Shares, the Repricing Common Shares and the Warrant Common Shares. The Company will use its reasonable best efforts to cause these registration statements to become effective as soon as practicable, but in no event later than November 4, 1998.

NOTES OFFERING

Interest on the Notes is payable semiannually on January 1 and July 1 of each year, commencing January 1, 1999, at the rate of 12 1/2% per annum. The Notes are senior unsecured obligations of the Company and rank pari passu with any existing and future unsubordinated indebtedness of the Company. The Notes rank senior to all unsecured subordinated indebtedness of the Company. The Notes contain normal covenants that limit the Company's ability to incur additional debt, pay dividends, and sell assets of the Company.

EQUITY OFFERINGS

The Repricing Rights allows the purchasers of the Common Shares under the Equity Offerings to receive Repricing Common Shares based on the following formula:

               (Repricing Price - Market Price) X Common Shares
                ------------------------------
                        Market Price

The Repricing Price is a percentage increase in the purchase price paid for the Common Shares (up to 128% over the following 8 months). The Repricing Rights can only be exercised one time and the Company can repurchase the Repricing Rights under certain conditions.

Each holder of Common Shares or Repricing Rights has the right to require the Company to repurchase all or a portion of such holder's Common Shares or Repricing Rights upon

                   Queen Sand Resources, Inc. and Subsidiaries

11. SUBSEQUENT EVENTS (CONTINUED)

the occurrence of a Major Transaction or a Triggering Event, both of which are under the control of management of the Company.

The Warrants are exercisable for three years commencing July 8, 1998 at an exercise price equal to 110% of the Purchase Price. The Warrants provide for customary adjustments to the exercise price and number of shares to be issued in the event of certain dividends and distributions to holders of Common Stock, stock splits, combinations and mergers. The Warrants also include customary provisions with respect to, among other things, transfer of the Warrants, mutilated or lost warrant certificates, and notices to holder(s) of the Warrants.

PRO FORMA EFFECT

The following unaudited pro forma condensed consolidated balance sheet as of June 30, 1998 and statement of operations for the year ended June 30, 1998 were prepared as if the acquisitions of the Collins and Ware Properties, the NASGAS Properties and the Morgan Properties and the Notes Offering, the Equity Offering, the Warrant Exercises and the LIBOR Swap Unwind had occurred on July 1, 1997. The unaudited pro forma data is based on numerous assumptions and is not necessarily indicative of future operations or of results which would actually have occurred if the acquisitions, the Notes Offering, the Equity Offering, the Warrant Exercises and the LIBOR Swap Unwind had occurred on July 1, 1997, for purposes of the unaudited pro forma condensed consolidated statement of operations, and on June 30, 1998, for purposes of the unaudited pro forma condensed consolidated balance sheet.

            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1998
                                 (in thousands)

         Current assets                                        $   11,555
         Net property and equipment                               142,467
         Other assets and deferred charges                         12,797
                                                               ----------
         Total assets                                          $  166,819
                                                               ==========

         Current liabilities                                   $    6,836
         Long-term obligations, net of current portion            136,263
                                                               ----------
         Total liabilities                                        143,099
         Total stockholders' equity                                23,720
                                                               ----------
         Total liabilities and stockholders' equity            $  166,819
                                                               ==========

                   Queen Sand Resources, Inc. and Subsidiaries

11. SUBSEQUENT EVENTS (CONTINUED)

                   UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
                             STATEMENT OF OPERATIONS
                            YEAR ENDED JUNE 30, 1998
                                 (in thousands)

         Revenues                          $   34,635
         Expenses                              68,639
                                           ----------
         Net loss                          $  (34,004)
                                           ==========
         Loss per common share             $    (1.17)
                                           ==========

                                INDEX TO EXHIBITS


   Exhibit No.   Item
   -----------   ----


         1.1 Purchase Agreement, dated June 30, 1998 by and among Queen Sand Resources, Inc. (the "Company") and certain of its subsidiaries, and Nesbitt Burns Securities Inc., CIBC Oppenheimer Corp. and Societe Generale Securities Corporation, as Placement Agents, filed as an Exhibit to the Company's Current Report on Form 8-K dated July 8, 1998, as amended by the Current Report on Form 8-K/A-1 dated July 8, 1998, which
                 Exhibit is incorporated herein by reference.
         3.1 Restated Certificate of Incorporation of the Company, filed as an Exhibit to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 9, 1998, which Exhibit is incorporated herein by reference.
         3.2 Certificate of Designation of Series C Convertible Preferred Stock of the Company, filed as an Exhibit to the Company's Current Report on Form 8-K dated December 24, 1997, which
                 Exhibit is incorporated herein by reference.
         3.3 Amended and Restated Bylaws of the Company, filed as an Exhibit to the Company's Current Report on Form 8-K dated March 27, 1997, which Exhibit is incorporated herein by reference.
         4.1 Stockholders' Agreement dated as of May 6, 1997, among the Company, Bruce I. Benn, Edward J. Munden, Ronald I. Benn, Robert P. Lindsay, EIBOC Investments Ltd. and Joint Energy Development Investments Limited Partnership ("JEDI"), filed as an Exhibit to the Company's Current Report on Form 8-K dated May 6, 1997, which Exhibit is incorporated herein by reference.
         4.2 Indenture, dated July 1, 1998, in regard to 12 1/2% Senior Notes due 2008 by and among the Company and certain of its subsidiaries and Harris Trust and Savings Bank, as Trustee, filed as an Exhibit to the Company's Current Report on Form 8-K dated July 8, 1998, as amended by the Current Report on Form 8-K/A-1 dated July 8, 1998, which Exhibit is incorporated herein by reference.
         4.3 Form of 12% Notes due July 15, 2001, filed as an Exhibit to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 12, 1996, which
                 Exhibit is incorporated herein by reference.
         4.4 Common Stock Purchase Warrant Representing Right to Purchase 100,000 Shares of Common Stock of the Company issued to Forseti Investments Ltd. on May 6, 1997 and assigned to CSM GmbH, filed as an Exhibit to the Company's Current Report on Form 8-K dated May 6, 1997, which Exhibit is incorporated herein by reference.
         4.5 Common Stock Purchase Warrant Representing Right to Purchase 1,000,000 Shares of Common Stock of the Company issued to Forseti Investments Ltd. on May 6, 1997 and assigned to CSM GmbH, filed as an Exhibit to the Company's Current Report on Form 8-K dated May 6, 1997, which Exhibit is incorporated herein by reference.
         4.6 Common Stock Purchase Warrant Representing Right to Purchase 28,066 Shares of Common Stock of the Company dated July 22, 1998 issued to JEDI, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which Exhibit is incorporated herein by reference.
         4.7 Common Stock Purchase Warrant Representing Right to Purchase 1,697,881 Shares of Common Stock of the Company dated July 22, 1998 issued to JEDI, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which Exhibit is incorporated herein by reference.
         4.8 Form of Common Stock Purchase Warrant dated December 24, 1997 and issued to certain institutional investors, filed as an Exhibit to the Company's Current Report on Form 8-K dated December 24, 1997, which Exhibit is incorporated herein by reference.
         4.9 Form of Common Stock Purchase Warrant effective July 8, 1998 and issued to certain investors, filed as an Exhibit to the Company's Current Report on Form 8-K dated July 8, 1998, as amended by the Current Report on Form 8-K/A-1 dated July 8, 1998, which Exhibit is incorporated herein by reference.

   Exhibit No.   Item
   -----------   ----


         4.10 Registration Rights Agreement between the Company and Collins & Ware, Inc., dated August 1, 1997, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which
                 Exhibit is incorporated herein by reference.
         4.11 Registration Rights Agreement between the Company and Riata Energy, et. al dated April 9, 1998, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which
                 Exhibit is incorporated herein by reference.
         4.12 Registration Rights Agreement among the Company and certain institutional investors named therein, dated December 24, 1997, filed as an Exhibit to the Company's Current Report on Form 8-K dated December 24, 1997, which Exhibit is incorporated herein by reference.
         4.13 Registration Rights Agreement by and between the Company and JEDI dated May 6, 1997, filed as an Exhibit to the Company's Current Report on Form 8-K dated May 6, 1997, which Exhibit is incorporated herein by reference.
         4.14 Registration Rights Agreement dated as of December 29, 1997 among the Company, the ECT Agent and JEDI, filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 30, 1997, which Exhibit is incorporated herein by reference.
         4.15 Registration Rights Agreement dated as of July 8, 1998 among the Company and the buyers signatory thereto, filed as an Exhibit to the Company's Current Report on Form 8-K dated July 8, 1998, as amended by the Current Report on Form 8-K/A-1 dated July 8, 1998, which Exhibit is incorporated herein by reference.
         4.16 Registration Rights Agreement, dated July 8, 1998, by and among the Company and certain of its subsidiaries and Nesbitt Burns Securities Inc., CIBC Oppenheimer Corp. and Societe Generale Securities Corporation, as Placement Agents, filed as an Exhibit to the Company's Current Report on Form 8-K dated July 8, 1998, as amended by the Current Report on Form 8-K/A-1 dated July 8, 1998, which Exhibit is incorporated herein by reference.
         4.17* Common Stock Purchase Warrant Representing Right to Purchase 48,701 Shares of Common Stock of the Company dated August 19, 1998 and issued to JEDI.
         10.1 Purchase and Sale Agreement between Eli Rebich and Southern Exploration Company, a Texas corporation, and Queen Sand Resources, Inc., a Nevada corporation, dated April 10, 1996, filed as an Exhibit to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 12, 1996, which Exhibit is incorporated herein by reference.
         10.2 Purchase and Sale Agreement dated June 20, 1997 between Queen Sand Resources, Inc., a Nevada corporation, and Collins & Ware, Inc., filed as an Exhibit to the Company's Current Report on Form 8-K dated August 1, 1997, which Exhibit is incorporated herein by reference.
         10.3 Purchase and Sale Agreement dated March 19, 1998 among the Morgan commingled pension funds and Queen Sand Resources, Inc., a Nevada corporation, filed as an Exhibit to the Company's Current Report on Form 8-K dated March 19, 1998, which Exhibit is incorporated herein by reference.
         10.4 Securities Purchase Agreement dated as of March 27, 1997 between JEDI and the Company, filed as an Exhibit to the Company's Current Report on Form 8-K dated March 27, 1997, which Exhibit is incorporated herein by reference.
         10.5 Securities Purchase Agreement dated as of March 27, 1997 between Forseti Investments Ltd, a Barbados corporation, and the Company, filed as an Exhibit to the Company's Current Report on Form 8-K dated March 27, 1997, which Exhibit is incorporated herein by reference.
         10.6 Securities Purchase Agreement among the Company and certain institutional investors named therein, dated December 22, 1997, filed as an Exhibit to the Company's Current Report on Form 8-K dated December 24, 1997, which Exhibit is incorporated herein by reference.

   Exhibit No.   Item
   -----------   ----

         10.7** Queen Sand Resources 1997 Incentive Equity Plan, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which Exhibit is incorporated herein by reference.
         10.8** Employment Agreement dated December 15, 1997 between the Company and Robert P. Lindsay, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which
                 Exhibit is incorporated herein by reference.
         10.9** Employment Agreement dated December 15, 1997 among the Company, Queen Sand Resources (Canada) Inc. and Bruce I. Benn, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which Exhibit is incorporated herein by reference.
         10.10** Employment Agreement dated December 15, 1997 among the Company,
                 Queen Sand Resources (Canada) Inc. and Ronald Benn, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which Exhibit is incorporated herein by reference.
         10.11** Employment Agreement dated December 15, 1997 among the Company,
                 Queen Sand Resources (Canada) Inc. and Edward J. Munden, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which Exhibit is incorporated herein by reference.
         10.12 Subordinated Revolving Credit Loan Agreement dated as of December 29, 1997, executed by Queen Sand Resources, Inc., certain lenders now or hereafter parties thereto, and Enron Capital & Trade Resources Corp. ("ECT"), as agent ("ECT Agent") for the lenders ("ECT Lenders"), filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 30, 1997, which Exhibit is incorporated herein by reference.
         10.13 First Amendment to Loan Agreement among Queen Sand Resources, Inc. as borrower, ECT Agent, and ECT Lenders, effective as of June 30, 1998, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which Exhibit is incorporated herein by reference.
         10.14 Guaranty dated as of December 29, 1997, executed by Queen Sand Resources, Inc., a Delaware corporation, in favor of ECT Agent and the ECT Lenders, filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 30, 1997, which Exhibit is incorporated herein by reference.
         10.15 Guaranty dated as of December 29, 1997, executed by Corrida Resources, Inc., a Nevada corporation, and Northland Operating Co., a Nevada corporation, in favor of ECT Agent and the ECT Lenders, filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 30, 1997, which
                 Exhibit is incorporated herein by reference.
         10.16 Subordination Agreement dated as of December 29, 1997, executed by the Agent in favor of the Bank of Montreal as agent for the senior lenders, Queen Sand Resources, Inc. and the Guarantors, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which Exhibit is incorporated herein by reference.
         10.17 Amended and Restated Credit Agreement, dated as of April 17, 1998, among the Company, Queen Sand Resources, Inc., a Nevada corporation, the Bank of Montreal and the lenders signatory thereto, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which Exhibit is incorporated herein by reference.
         10.18 First Amendment to Amended and Restated Credit Agreement dated effective as of July 1, 1998, among the Company, Queen Sand Resources, Inc., a Nevada corporation, the Bank of Montreal and the lenders signatory thereto, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which
                 Exhibit is incorporated herein by reference.

   Exhibit No.   Item
   -----------   ----

         10.19   Amended and Restated Guaranty Agreement executed by the
                 Company, in favor of the Bank of Montreal, as agent, dated as of April 17, 1998, filed as an Exhibit to the Company's
                 Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which Exhibit is incorporated herein by reference.
         10.20   Amended and Restated Guaranty Agreement executed by Northland
                 Operating Co. in favor of the Bank of Montreal, as agent, dated as of April 17, 1998, filed as an Exhibit to the Company's
                 Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which Exhibit is incorporated herein by reference.
         10.21   Amended and Restated Guaranty Agreement dated as of August 1,
                 1997 executed by Corrida Resources, Inc., a Nevada corporation, in favor of the Bank of Montreal, as agent, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998,
                 which Exhibit is incorporated herein by reference.
         10.22   Amended and Restated Security Agreement dated as of April 17,
                 1998 executed by Queen Sand Resources, Inc., a Nevada
                 corporation, in favor of the Bank of Montreal, filed as an
                 Exhibit to the Company's Registration Statement on Form S-4
                 filed with the Securities and Exchange Commission on August 13,
                 1998, which Exhibit is incorporated herein by reference.
         10.23** Form of Qualified Stock Option Agreement.
         10.24   Amended and Restated Securities Purchase Agreement dated as of
                 July 8, 1998 among the Company and the buyers signatory
                 thereto, filed as an Exhibit to the Company's Current Report on
                 Form 8-K dated July 8, 1998, as amended by the Current Report on Form 8-K/A-1 dated July 8, 1998, which Exhibit is
                 incorporated herein by reference.
         11.1    Statement of computation of earnings per share. 16.1 Letter regarding change in certifying accountant.
         16.1    Letter regarding change in certifying accountant.
         21.1    Subsidiaries of the Registrant, filed as an Exhibit to the
                 Company's Registration Statement on Form S-4 filed with the
                 Securities and Exchange Commission on August 13, 1998, which
                 Exhibit is incorporated herein by reference.
         23.1*   Consent of Ernst & Young LLP.
         23.2*   Consent of Ryder Scott Company.
         23.3*   Consent of H.J. Gruy and Associates, Inc.
         23.4*   Consent of Harper and Associates.
         27.1*   Financial Data Schedule.

     -----------
     *               Filed herewith
     **              Denotes management contract.