Form 10-Q
period 1998-09-30
QUEEN SAND RESOURCES INC
filed 1998-11-16
CIK 943548

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ___ TO ___

                           COMMISSION FILE NO. 0-21179



                           QUEEN SAND RESOURCES, INC.

             (Exact name of registrant as specified in its charter)



         DELAWARE                                                75-2615565
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                            3500 OAK LAWN, SUITE 380,
                       L.B. #31, DALLAS, TEXAS 75219-4398
               (Address of principal executive offices)(Zip code)
               --------------------------------------------------
       (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE) (214) 521-9959




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ X ]  No [   ]


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 13, 1998:
30,333,612

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

                 Unaudited Consolidated Condensed Balance Sheets


                                                                             September 30         June 30
                                                                                 1998               1998
                                                                             -------------      -------------
                                 Assets

Current assets:
     Cash                                                                    $   3,623,000      $   1,030,000
     Other current assets                                                        7,162,000          5,381,000
                                                                             -------------      -------------
       Total current assets                                                     10,785,000          6,411,000

Net property and equipment                                                     142,465,000        142,467,000
Other assets                                                                    12,310,000          4,797,000
                                                                             -------------      -------------

                                                                             $ 165,560,000      $ 153,675,000
                                                                             =============      =============


                      Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and other                                              $   7,971,000      $   6,751,000
     Current portion of long-term debt                                              80,000             85,000
                                                                             -------------      -------------
         Total current liabilities                                               8,051,000          6,836,000

Long-term obligations, net of current portion                                  136,200,000        153,619,000

Commitments

Stockholders' equity:
     Preferred stock, $.01 par value, authorized 50,000,000
       shares:  issued and  outstanding  9,609,700 and 9,610,400  shares            96,000             96,000
       at September 30 and June 30, 1998, respectively
     Common stock, $.0015 par value, authorized 100,000,000
       shares: issued and outstanding 30,333,612 and 24,323,767                     61,000             51,000
       shares at September 30 and June 30, 1998, respectively
     Additional paid-in capital                                                 64,299,000         34,012,000
     Accumulated deficit                                                       (38,147,000)       (35,939,000)
     Treasury stock                                                             (5,000,000)        (5,000,000)
                                                                             -------------      -------------

         Total stockholders' equity (deficit)                                   21,309,000         (6,780,000)
                                                                             -------------      -------------

                                                                             $ 165,560,000      $ 153,675,000
                                                                             =============      =============


          See accompanying notes to unaudited interim period condensed consolidated financial statements.


                                                                           Pg. 2

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

            Unaudited Consolidated Condensed Statements of Operations


                                                 Three months ended September 30

                                                     1998               1997
                                                 ------------       ------------
Revenues:
    Oil and gas sales                            $  1,354,000       $  1,593,000
    Net profits and royalties interests             5,925,000                 --
    Interest and other income                          74,000             26,000
                                                 ------------       ------------
                                                    7,353,000          1,619,000
                                                 ------------       ------------
Expenses:
    Oil and gas production expenses                 1,165,000          1,104,000
    Depreciation, depletion and amortization        3,036,000            447,000
    General and administrative                        670,000            524,000
    Interest and financing expense                  4,667,000            327,000
                                                 ------------       ------------
                                                    9,538,000          2,402,000
                                                 ------------       ------------
         Net loss                                $ (2,185,000)      $   (783,000)
                                                 ============       ============

Net loss per common share (basic and diluted)    $      (0.07)      $       (.04)
                                                 ============       ============

Weighted average common shares outstanding         29,619,000         21,560,000
                                                 ============       ============


          See accompanying notes to unaudited interim period condensed consolidated financial statements.


                                                                           Pg. 3

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Cash Flows


                                                                 Three months ended September 30

                                                                     1998               1997
                                                                 -------------      -------------
Cash flows from operating activities:
    Net loss                                                     $  (2,185,000)     $    (783,000)
    Depreciation, depletion and amortization                         3,547,000            447,000
    Net change in operating assets and liabilities
       Unrealized gains in foreign currencies                          (56,000)           (24,000)
       Increase in accounts receivable                              (1,800,000)          (562,000)
       Decrease in other assets                                         19,000             14,000
       Increase (decrease) in accounts payable and accrued           1,220,000           (376,000)
          liabilities
                                                                 -------------      -------------
         Net cash provided by (used in) operating activities           745,000         (1,284,000)
                                                                 -------------      -------------

Cash flows used in investing activities - additions to
       Property and equipment                                       (3,131,000)        (6,624,000)
                                                                 -------------      -------------

Cash flows from financing activities:
    Increase in other assets                                        (7,827,000)                --
    Proceeds from long-term obligations                            125,000,000          6,789,000
    Payments on long-term obligations                             (142,385,000)                --
    Payments on seller notes                                                --            (29,000)
    Payments on capital lease obligations                              (18,000)           (18,000)
    Issuance of common stock                                        30,210,000          1,579,000
                                                                 -------------      -------------
         Net cash provided by financing activities                   4,980,000          8,321,000
                                                                 -------------      -------------

Net increase in cash                                                 2,594,000            413,000
Cash at beginning of period                                          1,029,000            310,000
                                                                 -------------      -------------
Cash at end of period                                            $   3,623,000      $     723,000
                                                                 =============      =============


              See accompanying notes to unaudited period condensed
                       consolidated financial statements.


                                                                           Pg. 4

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                               September 30, 1998
                                   (unaudited)


(1)    General

       The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the operating results for the full fiscal year ending June 30, 1999. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's Annual Report filed on Form 10KSB for the fiscal year ended June 30, 1998.

(2)    Debt and Common Stock Issuance

       On July 8, 1998, the Company completed a private placement (the "Note Offering") of $125,000,000 principal amount of its 12.5% Senior Notes due 2008 (the "Notes"). In addition, on July 8, 1998 and July 20, 1998, the Company completed a private equity placement (the "Private Placement"). Pursuant to the Note Offering, the Company issued and sold the Notes to certain institutional buyers pursuant to Rule 144A and Regulation D promulgated under the Securities Act of 1933, as amended. The Notes mature on July 1, 2008, and interest on the Notes is payable semiannually on January 1 and July 1 of each year, commencing January 1, 1999 at the rate of 12.5% per annum. The payment of the Notes is guaranteed by the Company's three operating subsidiaries. The net proceeds received by the Company from the Note Offering and the Private Placement completed on July 8, 1998 of approximately $144.5 million and on July 20, 1998 of approximately $6.9 million were used to repay indebtedness outstanding under the Company's Credit Agreement, to repay indebtedness outstanding under the Bridge Facilities, and to unwind an interest rate hedge contract at a cost of $3.5 million. Substantially all of this indebtedness was incurred to fund the acquisition of oil and natural gas properties from trusts managed by J. P. Morgan Investments.

       During the three months ended September 30, 1998 the Company issued 5,902,808 shares of its common stock for $31,000,027 net of costs (per share prices ranged from $2.50 to $7.00). Additionally, the Company issued 8,742 shares of its common stock valued at $65,019 ($7.4375 per share) as partial consideration for the acquisition of a natural gas property in Utah.

(3)    New Accounting Pronouncements

       In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Account Standards ("FAS") No. 130, Reporting Comprehensive Income ("FAS 130"), which established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the three months ended September 30, 1998 and 1997, the Company realized no such transactions other than those reported as net income.

       Also in June 1997, the FASB issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the way that public


                                                                           Pg. 5
       business enterprises report information about operating segments in the annual financial statements and requires that those enterprises report selected information about products and services, geographical areas and major customers. The Company will adopt the provisions of FAS 131 at the end of the fiscal year ended June 30, 1999. The adoption of FAS 131 will not have a material impact on the company's disclosures with respect to business segments.

       In February 1998, the FASB issued FAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS 132"). FAS 132 revises employers' disclosures about pension and other postretirement benefit plans through the standardization of disclosure requirements for pension and other postretirement benefits and suggests combined formats for presentation of pension and other postretirement benefit disclosures. Additional information is required for changes in benefit obligations and fair values of plan assets, and certain formerly required disclosures are eliminated. The Company will adopt the provisions of FAS 132 at the end of the fiscal year ended June 30, 1999. The adoption of FAS 132 is not expected to have a material impact on the Company's disclosures with respect to pension and other postretirement benefits.

       In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt the provisions of FAS 133 at the end of the fiscal year ended June 30, 1999. The adoption of FAS 133 is not expected to have a material impact on the Company's statement of financial position.


                                                                           Pg. 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

All statements in this document concerning the Company other than purely historical information (collectively "Forward-Looking Statements") reflect the current expectation of management and are based on the Company's historical operating trends, estimates of proved reserves and other information currently available to management. These statements assume, among other things, (i) that no significant changes will occur in the operating environment for the Company's oil and gas properties, gas plants and gathering systems, and (ii) that there will be no material acquisitions or divestitures. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for, oil and gas reserves. These risks include, but are not limited to, commodity price risk, environmental risk, drilling risk, reserve, operations, and production risks, regulatory risks and counterparty risk. Many of these risks are described in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 filed with the Securities and Exchange Commission in September 1998. The Company may make material acquisitions or dispositions, enter into new or terminate existing oil and gas sales or hedging contracts, or enter into financing transactions. None of these can be predicted with any certainty and, accordingly, are not taken into consideration in the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements and there is no assurance that the assumptions used are necessarily the most likely.

SELECTED FINANCIAL DATA

The following tables set forth selected financial data for the Company, presented as if the net profits interests were working interests. The financial data were derived from the consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included herein. The results of operations for the three months ended September 30, 1998 will not necessarily be indicative of the operating results for the full fiscal year ending June 30, 1999.

                                                       Three Months Ended September 30,
                                                           1998                1997
                                                       -----------         -----------
        Oil and gas sales (1)                          $ 9,104,000         $ 1,593,000
        Oil and gas production expenses (1)              2,956,000           1,104,000
        General and administrative expenses                670,000             524,000
                                                       -----------         -----------
        EBITDA                                           5,478,000             (35,000)
        Interest expense, excluding amortization         4,190,000             327,000
          of deferred charges (2)
        Depreciation, depletion and amortization (3)     3,547,000             447,000
                                                       -----------         -----------
        Net loss from operations                        (2,259,000)           (809,000)
        Interest and other income                           74,000              26,000
                                                       -----------         -----------
        Net loss                                       $(2,185,000)        $  (783,000)
                                                       ===========         ===========

(1) Oil and gas sales and production expenses related to net profits interests have been grossed up and presented as if such net profits interests were working interests.
(2)  Interest charges payable on outstanding debt obligations.
(3) Depreciation, depletion and amortization includes $477,000 of amortized deferred charges related to debt obligations and $34,000 of amortized deferred charges related to the Company's gas price hedging program.


                                                                           Pg. 7

                                                        Three Months Ended September 30,
                                                               1998          1997
                                                            ---------       -------
        PRODUCTION DATA:
        Gas (MMcf)                                          3,308.326       244.370
        Oil (Mbbls)                                           153.092        60.531
        Mmcfe                                               4,226.878       607.556

        AVERAGE SALES PRICE:
        Gas ($/Mcf)                                              2.17          2.07
        Oil ($/Bbl)                                             12.58         17.96
        Mcfe ($/Mcfe)                                            2.15          2.62

        AVERAGE COST ($/MCFE) DATA:
        Production and operating costs                           0.60          1.64
        Production and severance taxes                           0.10          0.18
        Depreciation, depletion and amortization of oil
          and gas properties                                     0.75           .70
        General and administrative expenses                      0.16          0.86
        Interest and financing charges                           0.99          0.54

The following discussion of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included herein.

THE THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

RESULTS OF OPERATIONS

REVENUES: The Company's total revenues rose by $7.6 million (476%) to $9.2 million for the three months ended September 30, 1998, from $1.6 million during the comparable period in 1997.

The Company produced 153,092 barrels of crude oil during the three months ended September 30, 1998, an increase of 92,561 barrels (153%) over the 60,531 barrels produced during the comparable period in 1997. This increase was comprised of an increase of 20,071 (81%) barrels from the properties that the Company owned during both periods and an increase of 94,143 barrels from the properties acquired during the period October 1, 1997 to June 30, 1998. The increase in production of crude oil from the properties owned during the comparative quarters is a reflection of the successful development and exploitation program of the Company, offset by the natural depletion of the crude oil producing reservoirs.

The Company produced 3,308,326 Mcf of natural gas during the three months ended September 30, 1998, an increase of 3,063,956 Mcf (1,254%) over the 244,370 Mcf produced during the comparable period in 1997. This increase consists of an increase of 197,743 Mcf from the properties that the Company owned during both periods and an increase of 2,950,155 Mcf from the properties acquired during the period October 1, 1997 to June 30, 1998. The increase in production from the properties owned during the comparative quarters is a result of the successful development and exploitation program of the Company, off-set by the natural depletion of the natural gas producing reservoirs.

On a thousand cubic feet of gas equivalent ("Mcfe") basis, production for the three months ended September 30, 1998 was 4,226,878 Mcfe, up 3,619,322 (596%) over the 607,556 Mcfe produced during the comparable period in 1997.


                                                                           Pg. 8

The increase in revenues arising from the increased production has been buffered by the significant industry-wide decline in oil prices offset by a modest increase in natural gas prices. The average price per barrel of crude oil sold by the Company during the three months ended September 30, 1998 was $12.58, a decrease of $5.39 per barrel (30%) from the $17.96 per barrel during the three months ended September 30, 1997. The average price per Mcf of natural gas sold by the Company was $2.17 during the three months ended September 30, 1998, an increase of $0.10 per Mcf (5%) from the $2.07 per Mcf during the comparable period in 1997. Crude oil and natural gas prices increased subsequent to September 30, 1998. On a Mcfe basis, the average price received by the Company during the three months ended September 30, 1998 was $2.15, a $0.47 decrease (18%) from the $2.62 the Company received during the comparable period in 1997.

During the three months ended September 30, 1998 the Company received $458,000 in cash settlements and amortized $33,000 of deferred hedging costs, as a result of its natural gas price hedging program. The net positive effect on the average natural gas prices received by the Company during the period was $0.13 per Mcf. An additional $85,000 was received on its oil price hedging program. The net positive effect on average oil prices received by the Company during the period was $0.56 per barrel. During the comparable period in 1997 the Company neither received nor paid any cash on its natural gas price hedging program. The Company received no cash but did pay $14,000 on its oil price hedging program during the three months ended September 30, 1997. The impact of this payment was to decrease the average price received on the Company's oil sales during the comparable period by $0.23 per barrel.

PRODUCTION EXPENSES: The Company's lease operating expenses rose to $2.5 million for the three months ended September 30, 1998, an increase of $1.55 million (156%) over the $995,000 incurred during the comparable period in 1997. This increase is a result of the increased production of crude oil and natural gas by the Company. Lease operating expenses were $0.60 per Mcfe during the three months ended September 30, 1998, a decrease of $1.04 (63%) from the $1.64 per Mcfe incurred during the comparable period in 1997. This improvement is a result of improved efficiencies at an operating level and the acquisition of properties with lower average operating costs per Mcfe than those the Company has owned during the preceding years.

SEVERANCE AND PRODUCTION TAXES: Severance and production taxes were $411,000 ($0.10 per Mcfe) during the three months ended September 30, 1998, as compared to $109,000 ($0.18 per Mcfe) during the comparable period in 1997. The increase of $302,000 (277%) is a result of the 596% increase in Mcfe production for the three month period ended September 30, 1998, as compared to the same period for 1997, buffered by the shift in revenues from 32% gas during the three months ended September 30, 1997 to 82% gas during the three months ended September 30, 1998. The reduction in severance and production taxes on a per Mcfe basis relates to severance and production tax abatements on certain net profits interests.

DEPLETION, DEPRECIATION AND AMORTIZATION EXPENSE: Depletion and oil field equipment related depreciation costs were $3.2 million ($0.75 per Mcfe) during the three months ended September 30, 1998, an increase of $2.7 million (646%) over the $425,000 ($0.70 per Mcfe) charged to income during the comparable period in 1997. The increase in the provision is a result of the 596% Mcfe increase in production for the three month period ended September 30, 1998, as compared to the same period for 1997. On a cost per Mcfe basis, the increase of $0.05 per Mcfe (7%) is primarily the result of the increased average cost of reserves the Company acquired during the period October 1, 1997 to June 30, 1998.

GENERAL AND ADMINISTRATIVE EXPENSES: The increase of $146,000 in general and administrative costs is a result of the increased management support requirements of the Company as it continues to acquire new properties, redevelop existing properties and raise the funds necessary to accomplish these activities. Since inception the Company has been growth oriented and has directed its efforts at acquiring and developing oil and natural gas producing properties. This activity requires additional personnel and outside consultants thereby increasing general and administrative expenses.


                                                                           Pg. 9

INTEREST EXPENSE: The increase of $3.9 million in interest expense for the three months ended September 30, 1998, compared to $327,000 for the three months ended September 30, 1997 is a function of the increased debt the Company incurred between September 30, 1997 and September 30, 1998.

NET LOSS: The Company has incurred losses since its inception, including $2.2 million ($0.07 per common share) for the three months ended September 30, 1998 compared to $783,000 ($0.04/share) for the three months ended September 30, 1997. These losses are a reflection of the start-up nature of the Company's oil and natural gas production activities and the ongoing process of redeveloping the Company's crude oil and natural gas properties. The Company currently believes, but cannot assure, that as a result of the April 1998 acquisition of net profits and royalty interests from J.P. Morgan that the Company's future revenues from crude oil and natural gas will be sufficient to cover its production costs and operating expenses, provided that the prevailing prices for crude oil and natural gas do not decline and production volume is maintained. The Company entered the 1999 fiscal year (July 1, 1998 to June 30, 1999) with a plan to improve production from the properties it had acquired through June 1998 and to acquire additional oil and natural gas producing properties to provide the revenue base required to generate additional positive cash flow from operations. The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil and natural gas produced by the Company (see ` - Changes in Prices and Hedging Activities'). In addition, the Company's proved reserves will decline as crude oil and natural gas are produced unless the Company is successful in acquiring additional properties containing proved reserves or conducts successful exploration and development activities.

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

The Company has planned development and exploitation activities for all of its major operating areas. In addition, the Company is continuing to evaluate oil and natural gas properties for future acquisition. Historically, the Company has used the proceeds from the sale of its securities in the private equity market and borrowings under its credit facilities to raise cash to fund acquisitions or repay indebtedness incurred for acquisitions, and the Company has also used its securities as a medium of exchange for other companies' assets in connection with acquisitions. However, there can be no assurance that such funds will be available to the Company to meet its budgeted capital spending. Furthermore, the Company's ability to borrow other than under the Amended and Restated Credit Agreement dated as of April 17, 1998 as amended with Bank of Montreal, as agent for the lenders thereunder ("the Credit Agreement") is subject to restrictions imposed by such Credit Agreement. If the Company cannot secure additional funds for its planned development and exploitation activities, then the Company will be required to delay or reduce substantially both of such activities.

SOURCES OF CAPITAL

The Company's principal sources of capital for funding its business activities have been cash flow from operations, debt financings and the issuance of equity securities. The Company's sources of funds from debt financings include funds available under the Credit Agreement, the Company's Subordinated Revolving Credit Agreement (the "ECT Revolving Credit Agreement") with Enron Capital and Trade Resources Corporation, the bridge facilities entered into with Bank of Montreal, and two affiliates of Enron DM denominated bonds issued to European investors and a capital lease.


                                                                          Pg. 10

     On April 17, 1998, the Company amended and restated its Credit Agreement with Bank of Montreal, as agent for the lenders party thereto. The Credit Agreement provides for borrowings up to $125.0 million (subject to borrowing base limitations) from such lenders to, among other things, fund development and exploitation expenditures, acquisitions and general working capital. The proceeds under the Credit Agreement were used to fund the Company's property acquisitions in part. As of November 13, 1998, the Company was able to borrow up to $25.0 million under the Credit Agreement, of which $10.3 million was outstanding as of November 13, 1998. The loan under the Credit Agreement matures on April 17, 2003. In the event of a default on the indebtedness under the Credit Agreement, not subsequently waived by the lenders, it is unlikely that the Company would be able to continue its business.

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

     The loan under the Credit Agreement is secured by a first lien on substantially all of the Company's oil and natural gas properties. Pursuant to the Credit Agreement, the Company is subject to certain affirmative and negative financial and operating covenants that are usual and customary for transactions of this nature

     On September 30, 1998 the Company was not in compliance with its interest coverage ratio. Subsequent to September 30, 1998, the Credit Agreement has been amended to provide that the interest coverage test first commences with the quarter ending December 31, 1998. The Company believes, but cannot assure, that it will be able to comply with all restrictive covenants in the future or obtain waivers from the lenders with respect to noncompliance.

     Effective December 29, 1997, the Company established the ECT Revolving Credit Agreement with ECT, as a lender and as agent for the lenders thereto, to fund on a revolving basis capital costs incurred with future development projects and to fund further acquisitions. The ECT Revolving Credit Agreement is subordinate to the Credit Agreement. The ECT Revolving Credit Agreement provides for borrowings up to $10.0 million, on a revolving basis and subject to borrowing base limitations, which has been initially set at an amount equal to 40% of the borrowing base established from time to time under the Credit Agreement. This facility is designed to provide bridge financing for development projects and acquisitions to be completed on relatively short notice or until the affected assets are eligible to be included in the borrowing base for the Credit Agreement or financed with longer-term indebtedness or equity capital; provided, that the availability for acquisitions under the facility is limited to the lesser of $5.0 million or 50% of the borrowing base as in effect from time to time. Borrowings in excess of certain amounts under the ECT Revolving Credit Agreement will reduce the available borrowing base under the Credit Agreement. The loan is secured by a second priority lien and security interest (behind the first lien position of the Credit Agreement) in approximately 95% of the oil and natural gas properties of the Company. There was no indebtedness outstanding under this facility on November 6, 1998.

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

     On July 8, 1998, the Company completed a private placement (the "Note Offering") of $125,000,000 principal amount of its 12.5% Senior Notes due 2008 (the "Notes"). In addition, on July 8, 1998 and July 20, 1998, the Company completed a private equity placement (the "Private Placement"). Pursuant to the Note Offering, the Company issued and sold the Notes to certain institutional buyers pursuant to Rule 144A and Regulation D promulgated under the Securities Act of 1933, as amended. The Notes mature on July 1, 2008, and interest on the Notes is payable semiannually on January 1 and July 1 of each


                                                                          Pg. 11
 year, commencing January 1, 1999 at the rate of 12.5% per annum. The payment of the Notes is guaranteed by the Company's three operating subsidiaries. The net proceeds received by the Company from the Note Offering and the Private Placement completed on July 8, 1998 of approximately $144.5 million and on July 20, 1998 of approximately $6.9 million were used to repay indebtedness outstanding under the Company's Credit Agreement, to repay indebtedness outstanding under the Company's bridge facilities, and to unwind an interest rate hedge contract at a cost of $3.5 million. Substantially all of this indebtedness was incurred to fund the acquisition of oil and natural gas properties from trusts managed by J. P. Morgan Investments.

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

USES OF CAPITAL

     Since commencing its oil and natural gas operations in August 1994 the Company has completed 20 acquisitions of oil and natural gas producing properties. Through September 30, 1998, the Company had expended a total of $179.9 million in acquiring, developing and exploiting oil and natural gas producing properties. Initially, the operations of the Company represented a net use of funds. As demonstrated in the operating results for the three months ended September 30, 1998, the Company generates a positive cash flow from operations. The Company expects to spend $17 million on capital expenditures through June 1999 for exploitation and development projects.

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

CHANGES IN PRICES AND HEDGING ACTIVITIES

     Annual average oil and natural gas prices have fluctuated significantly over the past three years. The Company's weighted average price per barrel and the weighted average price per Mcf during the fiscal year three months ended September 30, 1998 were $12.58 and $2.17 respectively. For the three months ended


                                                                          Pg. 12

September 30, 1998, the Company averaged $1.57 per Bbl less and $0.15 per Mcf more for its oil and natural gas sales, respectively, than the average NYMEX prices for the same period. The Company's weighted average price per Bbl and the weighted average price per Mcf during the fiscal three months ended September 30, 1997 were $17.96 and $2.07, respectively. For the three months ended September 30, 1996, the Company averaged $1.83 per Bbl less for its oil and $0.23 per Mcf less for its natural gas sales than the average NYMEX prices for the same period.

     The Company has implemented a comprehensive hedging strategy for its natural gas production over the next five years. The Company has placed 25% of the expected natural gas production from its proved developed producing (PDP) reserves into a swap at $2.40 per MMBtu. Ten percent of the Company's expected PDP was hedged in a contract with a floor of $1.90 per MMBtu. The Company also hedged 40% of its expected PDP with a series of non-participating collars with ceilings that escalate from $2.70 per MMBtu to $2.90 per MMBtu over time.

     The table below sets out volume of natural gas hedged with a floor price of $1.90 per MMBtu with Enron. The volumes presented in this table are divided equally over the months during the period:

                                                         Volume
               Period Beginning    Period Ending         (MMBtu)
               ----------------    -------------         -------
               May 1, 1998         December 31, 1998     885,000
               January 1, 1999     December 31, 1999    1,080,000
               January 1, 2000     December 31, 2000     880,000
               January 1, 2001     December 31, 2001     740,000
               January 1, 2002     December 31, 2002     640,000
               January 1, 2003     December 31, 2003     560,000

     The table below sets out volume of natural gas hedged with a swap at $2.40 per MMBtu with Enron. The volumes presented in this table are divided equally over the months during the period:

                                                         Volume
               Period Beginning    Period Ending         (MMBtu)
               ----------------    -------------         -------
               May 1, 1998         December 31, 1998    2,210,000
               January 1, 1999     December 31, 1999    2,710,000
               January 1, 2000     December 31, 2000    2,200,000
               January 1, 2001     December 31, 2001    1,850,000
               January 1, 2002     December 31, 2002    1,600,000
               January 1, 2003     December 31, 2003    1,400,000

     Effective May 1, 1998 through December 31, 2003 the Company has a contract involving the hedging of a portion of its future natural gas production involving floor and ceiling prices as set out in the table below. The volumes presented in this table are divided equally over the months during the period.

                                                           Volume       Floor     Ceiling
               Period Beginning    Period Ending           (MMBtu)      Price      Price
               ----------------    -------------           -------      -----      -----
               May 1, 1998         December 31, 1998     3,540,000      $2.00      $2.70
               January 1, 1999     December 31, 1999     4,330,000       2.00       2.70
               January 1, 2000     December 31, 2000     3,520,000       2.00       2.70
               January 1, 2001     April 30, 2001          990,000       2.00       2.70
               May 1, 2001         December 31, 2001     1,980,000       2.00       2.80
               January 1, 2002     April 30, 2002          850,000       2.00       2.80
               May 1, 2002         December 31, 2002     1,700,000       2.00       2.90
               January 1, 2003     December 31, 2003     2,250,000       2.00       2.90



                                                                          Pg. 13

     Effective October 1, 1998 the Company entered into a swap agreement on 12,000 barrels of crude oil per month with Enron at $17.00 per barrel. This agreement will expire on December 31, 1998 unless Enron extends the contract to June 30, 1999.

     The Company was under contract with an affiliate of Enron for 10,000 Bbls of oil per month with a floor of $18.00 per Bbl and a ceiling of $20.40 per Bbl with the Company participating on 50% of the price of WTI Nymex over $20.40 for the period from September 1, 1997 through August 31, 1998. The Company also had a contract for 50,000 MMBtu of natural gas per month with an affiliate of Enron, with a floor price of $1.90 per MMBtu and a ceiling price of $2.66 per MMBtu, with the Company participating on 50% of the price of Henry Hub Nymex Index over $2.66 per MMBtu for the period from September 1, 1997 through August 31, 1998.

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

     The Company is seeking written verification from its major operators, suppliers and customers that they will be Y2K compliant. The costs of seeking verification is minimal. Management believes that it will not be practical to independently verify the responses because it does not believe that the Company would be given access to carry out such verification or that the costs of doing so would be affordable. The cost of replacing non-compliant or non-responsive suppliers and customers will not be possible to determine until the review process has progressed.

     RISK. Any Y2K problems that do occur will likely manifest themselves in reduced production through equipment shut down or impaired liquidity through inability of customers to take delivery or process payment.

     CONTINGENCY. The Company plans to establish contingency plans once its verification program is complete and the risks have been more fully quantified.


                                                                          Pg. 14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 3. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Changes in Prices and Hedging Activities".


                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Rule 144A Senior Notes Private Placement

         On July 8, 1998, Queen Sand Resources, Inc., a Delaware corporation (the "Company"), completed a private placement (the "Note Offering") of $125,000,000 principal amount of its 122% Senior Notes due 2008 (the "Notes"). Pursuant to the Note Offering, the Company issued and sold the Notes to certain institutional buyers pursuant to Rules 144A and Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The Notes mature on July 1, 2008, and interest on the Notes is payable semiannually on January 1 and July 1 of each year, commencing January 1, 1999 at the rate of 122% per annum. The payment of the Notes is guaranteed by the Company's three operating subsidiaries.

         The net proceeds received by the Company from the Note Offering were used to repay indebtedness outstanding under the Company's Amended and Restated Credit Agreement, dated as of April 17, 1998, as amended (the "Credit Agreement"), with Bank of Montreal, as Agent, and certain lenders thereunder and to repay indebtedness outstanding under the Variable Rate Senior Subordinated Debt Bridge Note Purchase Agreements and the Variable Rate Subordinated Equity Bridge Note Purchase Agreements, each dated as of April 17, 1998. Substantially all of this indebtedness was incurred to fund the Company's acquisition of net revenue interests and royalty interests in producing oil and natural gas properties from certain trusts managed by J.P. Morgan Investments. Immediately following such repayments, the amount of indebtedness outstanding under the Credit Agreement was $10.3 million. For a more complete description of this private placement, see "Item 5". Other Events -- The Note Offering" in the Company's Current Report on Form 8-K dated July 8, 1998, as amended by the Current Report on Form 8-K/A-1 filed with the Securities and Exchange Commission on September 4, 1998, which report is incorporated herein by reference.

         PRIVATE EQUITY PLACEMENTS

         Pursuant to the Amended and Restated Securities Purchase Agreement, dated as of July 8, 1998, among the Company and the investors signatory thereto (the "Buyers") (the "Purchase Agreement"), pursuant to Section 4(2) of the Securities Act and Regulation D promulgated pursuant to the Securities Act, the Company issued (i) 2,357,144 shares of the Company's Common Stock on July 8, 1998 and issued an additional 1,071,430 shares of the Company's Common Stock on July 20, 1998 to the Buyers (the "Common Shares"), (ii) certain repricing rights (the "Repricing Rights") to acquire additional shares of Common Stock (the "Repricing Common Shares") and (iii) warrants (the "Buyer Warrants") to purchase an aggregate of up to 605,000 shares of Common Stock (the "Warrant Common Shares"). The aggregate gross consideration for the issuances was $24 million cash. For a more complete description of this private placement, including, without limitation, a description of the terms of exercise of the Repricing Rights and the terms of exercise of the Buyer Warrants and the Placement Agent Warrants (defined below), see "Item 5. Other Events -- The Private Equity Placements" in the Company's Current Report on Form 8-K dated July 8, 1998, as amended by the Current Report on Form 8-K/A-1 filed with the Securities and Exchange Commission on September 4, 1998, which report is incorporated herein by reference.


                                                                          Pg. 15

         On July 8, 1998, pursuant to Section 4(2) of the Securities Act and Regulation D promulgated pursuant to the Securities Act, JEDI exercised certain warrants to acquire an aggregate of 980,935 shares of Common Stock for an aggregate exercise price of approximately $3.3 million and exercised certain antidilution rights to purchase 693,301 shares of the Company's Common Stock for an aggregate purchase price of $1.67 million. A second holder of warrants exercised warrants on July 8, 1998 to acquire an aggregate of 1,400,000 shares of Common Stock. The Company received approximately $3.5 million for the exercise of these warrants.

         The net proceeds received by the Company from these private equity placements were used to repay indebtedness outstanding under the Company's Amended and Restated Credit Agreement, dated as of April 17, 1998, as amended (the "Credit Agreement"), with Bank of Montreal, as Agent, and certain lenders thereunder and to repay indebtedness outstanding under the Variable Rate Senior Subordinated Debt Bridge Note Purchase Agreements and the Variable Rate Subordinated Equity Bridge Note Purchase Agreements, each dated as of April 17, 1998. Substantially all of this indebtedness (the "Bridge Indebtedness") was incurred to fund the Company's acquisition of net revenue interests and royalty interests in producing oil and natural gas properties from certain trusts managed by J.P. Morgan Investments. Immediately following such repayments, the amount of indebtedness outstanding under the Credit Agreement was $10.3 million.

         Pursuant to Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act, the Company issued warrants to purchase 480,000 shares (the "Placement Agent Warrants") of the Company's Common Stock in consideration for Jesup & Lamont Securities Corp., Phillip Louis Trading Co., Inc. and Laidlaw & Co. acting as the placement agents in connection with the private equity placement to the Buyers.

         OTHER ISSUANCES OF COMMON STOCK

         On August 19, 1998, pursuant to Section 3(a)(9) of the Securities Act, the Company issued 59,006 shares of Common Stock to Montrose Investment Ltd. and 39,337 shares of Common Stock to Westover Investments L.P. upon the conversion of an aggregate of 700 shares of the Company's Series C Convertible Preferred Stock. There was no consideration paid for the conversion of the shares.

         The Company has agreed to issue 8,742 shares of Common Stock in consideration for the purchase of oil and gas properties pursuant to the Purchase and Sale Agreement dated September 23, 1998 between Queen Sand Resources, Inc. and Four Sevens Oil Company. This placement would be completed pursuant to Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         [A]      Exhibits

                  Exhibit 27 - Financial Data Schedule

         [B]      Reports on Form 8-K

                  1. Current Report on Form 8-K dated July 8, 1998, filed July 22, 1998, reporting information under Items 5 and 7, as amended by Current Report on Form 8-K/A-1 filed September 4, 1998.


                                                                          Pg. 16

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       QUEEN SAND RESOURCES, INC.



                                       By: /s/ Edward J. Munden
                                           -------------------------------------
                                           Edward. J. Munden
                                           President and Chief Executive Officer




                                       By: /s/ Ronald Benn
                                           -------------------------------------
                                           Ronald Benn
                                           Chief Financial Officer


Date:  November 16, 1998


                                                                          Pg. 17

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27                Financial Data Schedule