Form 10-Q
period 1998-12-31
QUEEN SAND RESOURCES INC; NORTHLAND OPERATING CO; QUEEN SAND RESOURCES INC /NV/; CORRIDA RESOURCES INC
filed 1999-02-16
CIK 943548, 1068118, 1068119, 1068120

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                             ----------------------


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ___ TO ___

                           COMMISSION FILE NO. 0-21179



                           QUEEN SAND RESOURCES, INC.
                           QUEEN SAND RESOURCES, INC.
                            NORTHLAND OPERATING CO.
                            CORRIDA RESOURCES, INC.
           (Exact name of registrants as specified in their charter)



                DELAWARE                             75-2615565
                 NEVADA                              75-2564071
                 NEVADA                              75-2593510
                 NEVADA                              75-2691594
     (State or Other Jurisdiction of              (I.R.S. Employer
      Incorporation or Organization)             Identification Nos.)

                          13760 NOEL ROAD, SUITE 1030,
                       L.B. #44, DALLAS, TEXAS 75240-7336
               (Address of principal executive offices)(Zip code)
               --------------------------------------------------
       (Registrants' telephone number, including area code) (972) 233-9906


                                 3500 Oak Lawn
                                   Suite 380
                           Dallas, Texas  75218-4398
                           -------------------------
                     (Former name, former address of former
                   fiscal year, if changed since last report)


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's (parent only) classes of common stock, as of February 12, 1999: 32,129,713.

                         PART I - FINANCIAL INFORMATION

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                          December 31,        June 30,
                                                             1998               1998
                                                         -------------      -------------
                       Assets
Current assets:
     Cash                                                $   3,039,000      $   1,029,000
     Accounts receivable and other current assets            5,436,000          5,382,000
                                                         -------------      -------------
         Total current assets                                8,475,000          6,411,000

Net property and equipment                                 107,966,000        142,467,000
Other assets                                                12,060,000          4,797,000
                                                         -------------      -------------

                                                         $ 128,501,000      $ 153,675,000
                                                         =============      =============


        Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and other                          $  10,121,000      $   6,751,000
     Current portion of long-term debt                          82,000             85,000
                                                         -------------      -------------
         Total current liabilities                          10,203,000          6,836,000

Long-term obligations, net of current portion              136,294,000        153,619,000


Commitments

Stockholders' deficit:
    Preferred stock, $.01 par value, authorized                 96,000             96,000
     50,000,000 shares:  issued and outstanding
     9,605,958 and 9,610,400 at December 31 and June
     30, respectively
    Common stock, $.0015 par value,                             62,000             51,000
       authorized 100,000,000 shares: issued and
       outstanding 31,979,190 and 24,323,767 at
       December 31 and June 30, respectively
   Additional paid-in capital                               65,086,000         34,012,000
   Accumulated deficit                                     (75,989,000)       (35,939,000)
   Treasury stock                                           (7,251,000)        (5,000,000)
                                                         -------------      -------------
             Total stockholders' deficit                   (17,996,000)        (6,780,000)
                                                         -------------      -------------

                                                         $ 128,501,000      $ 153,675,000
                                                         =============      =============


               See accompanying notes to unaudited interim period
                  consolidated condensed financial statements.

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         Three Months                       Six Months
                                                            Ended                              Ended
                                                         December 31                        December 31
                                                         ------------                       -----------
                                                   1998              1997              1998              1997
Revenues
  Oil & gas revenues                            $  1,394,000      $  1,748,000      $  2,748,000      $  3,342,000
  Net profits and royalties interests              5,590,000                --        11,515,000                --
  Interest and other income                               --            15,000            66,000            15,000
                                                ------------      ------------      ------------      ------------
Total Revenues                                     6,984,000         1,763,000        14,329,000         3,357,000

Expenses:
   Oil and gas production expenses                   688,000           969,000         1,853,000         2,074,000
   General & administrative expenses                 717,000           694,000         1,379,000         1,218,000
   Interest and financing costs                    4,421,000           338,000         9,088,000           639,000
   Depreciation, depletion and amortization        3,892,000           424,000         6,928,000           871,000
   Write-down of oil and gas properties           35,033,000                --        35,033,000                --
                                                ------------      ------------      ------------      ------------

                                                  44,751,000         2,425,000        54,281,000         4,802,000
                                                ------------      ------------      ------------      ------------

Net Loss                                        $(37,767,000)     $   (662,000)     $(39,952,000)     $ (1,445,000)
                                                ============      ============      ============      ============

Net Loss per Common Share                       $      (1.21)     $      (0.02)     $      (1.32)     $      (0.07)

Weighted average shares of common stock           31,190,000        27,285,000        30,317,000        27,031,000
outstanding during the period


               See accompanying notes to unaudited interim period
                  consolidated condensed financial statements.

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        Six Months Ended December 31
                                                                        ----------------------------
                                                                           1998               1997
Operating activities:
   Net loss                                                           $ (39,952,000)     $  (1,445,000)
   Depletion, depreciation and amortization of oil and gas assets         6,928,000            871,000
   Write-down of oil and gas properties                                  35,033,000
   Amortization of deferred costs                                           738,000                 --
   Issuance of common stock for services rendered                                --            300,000
   Unrealized gains on foreign exchange obligations                          25,000            (61,000)
   Net changes in operating assets and liabilities                        1,814,000           (608,000)
                                                                      -------------      -------------
Net cash provided by (used in) operating activities                       4,586,000           (943,000)
                                                                      -------------      -------------

Investing activities - additions to property and equipment               (7,392,000)        (7,656,000)

Financing activities:
   Debt issuance costs                                                   (7,934,000)                --
   Proceeds from long-term obligations                                  125,000,000         12,176,000
   Payments on long-term obligations                                   (142,385,000)       (11,950,000)
   Payments on capital lease obligations                                    (37,000)           (35,000)
   Proceeds from the sale of preferred and common stock                  32,423,000         11,153,000
   Repurchase of Series C Preferred Stock for Treasury                   (2,251,000)                --
                                                                      -------------      -------------
Net cash provided by financing activities                                 4,816,000         11,344,000
                                                                      -------------      -------------

Effect of foreign currency exchange rate changes on cash                         --             61,000
                                                                      -------------      -------------

Net increase in cash                                                      2,010,000          2,806,000

Cash at beginning of period                                               1,029,000            309,000
                                                                      -------------      -------------

Cash at end of period                                                 $   3,039,000      $   3,115,000
                                                                      =============      =============

               See accompanying notes to unaudited interim period
                  consolidated condensed financial statements.

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                December 31, 1998
                                   (unaudited)


(1)    Basis of Presentation

       The accompanying consolidated financial statements include the accounts of Queen Sand Resources, Inc. and its wholly owned subsidiaries (collectively, the "Company") after elimination of all significant intercompany balances and transactions. The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While management has based its assumptions and estimates on the facts and circumstances currently known, final amounts may differ from such estimates.

       The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of the operating results for the full fiscal year ending June 30, 1999. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's Annual Report filed on Form 10KSB for the fiscal year ended June 30, 1998.

       In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Account Standards ("FAS") No. 130, "Reporting Comprehensive Income" ("FAS 130"), which established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the three and six months ended December 31, 1998 and 1997, the Company's net income and comprehensive income were the same.

       In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt the provisions of FAS 133 at the beginning of the fiscal year beginning July 1, 1999. The adoption of FAS 133 is not expected to have a material impact on the Company's financial statements.


(2)    Debt Issuance

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

       For the quarter ended December 31, 1998 the Company achieved an interest coverage ratio of 1.3x, determined by dividing Earnings before Interest, Taxes and Depreciation, Depletion and Amortization by interest expense excluding the amortization of deferred debt issuance costs. The Company's Credit Agreement required that the Company achieve a minimum interest coverage ratio of 1.5x. The Company has received a waiver of this covenant violation, and has agreed to not borrow any further funds until the scheduled borrowing base review is completed in March 1999.

       The Company's payment obligations under the Notes are fully, unconditionally and jointly and severally guaranteed on a senior subordinated basis by all of the current domestic subsidiaries and future Restricted Subsidiaries. Such guarantees are subordinated to the guarantees of Senior Debt issued by the Guarantors (as defined in the Indenture) under the Credit Agreement and to other guarantees of Senior Debt issued in the future. All of the Company's current subsidiaries are wholly owned. There are currently no restrictions on distributions from the Guarantors to the Company.

       Separate financial statements and other disclosures concerning the Guarantors are not presented because management has determined they are not material to investors. The combined condensed financial information of the Company's current subsidiaries, the Guarantors, is as follows:

                                                 December 31,
                                                     1998           June 30, 1998
                                                 -------------      -------------
Current assets                                   $   7,889,000      $   6,172,000
Net property and equipment                         107,868,000        142,421,000
Other assets, net                                    1,825,000          2,244,000
                                                 -------------      -------------

  Total assets                                   $ 117,582,000      $ 150,837,000
                                                 =============      =============

Current liabilities                              $   2,457,000      $   6,145,000
Intercompany payables                              166,357,000         23,703,000
Long-term debt                                      10,328,000        151,423,000
Stockholder's deficit                              (61,560,000)       (30,434,000)
                                                 -------------      -------------

  Total liabilities and stockholder's equity     $ 117,582,000      $ 150,837,000
                                                 =============      =============


                                                      For the six months ended
                                                   December 31,      December 31,
                                                       1998              1997
                                                   ------------      ------------
Oil and gas sales and net
  profits interests                                $ 14,263,000      $  3,342,000

Costs and expenses:
  Production expenses                                 1,853,000         2,074,000
  General and administrative                            747,000           444,000
  Depreciation, depletion and
    amortization                                      6,855,000           863,000
  Write-down of oil and gas
    properties                                       35,033,000                --
  Interest expense                                    1,026,000           567,000
  Other                                                (125,000)           (4,000)
                                                   ------------      ------------
                                                     14,023,000         3,944,000
                                                   ------------      ------------

Net income (loss)                                  $(31,126,000)     $    602,000
                                                   ============      ============

(3)    Capital Stock

       During the six months ended December 31, 1998 the Company issued 5,819,475 shares of its common stock for $31,777,000 net of costs (at per share prices ranging from $2.50 to $7.00). Additionally, the Company issued 8,742 shares of its common stock valued at $65,000 ($7.4375 per share) as partial consideration for the acquisition of a natural gas property in Utah.

       During the six months ended December 31, 1998 the holders of 2,290 shares of the Company's Series C preferred stock converted their Series C preferred stock into 395,351 shares of common stock. In conjunction with these conversions, the Company issued 17,284 shares of common stock in payment of stock dividends. The value of these stock dividends was $98,000. Additionally, during the six months ended December 31, 1998 the Company repurchased 2,152 shares of Series C preferred stock. The funds used to complete this transaction were raised from the issuance of 416,667 shares of the Company's common stock.

       During the six months ended December 31, 1998 the holders of some of the shares of common stock issued during the period exercised their reset rights. As a result, 814,619 shares of common stock were issued by the Company. The Company placed no additional value on these transactions as the reset rights were issued as a part of the Private Placement.



(4)    Write-down of Oil and Gas Properties

       The Company limits the capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, to the estimated net future revenues from proved oil and gas reserves less estimated future development costs and production expenditures, discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, as adjusted for future income tax effects. If capitalized costs exceed this limit (the full cost ceiling), the excess is charged to depreciation, depletion and amortization expense. During the quarter ended December 31, 1998 the Company recorded a full cost ceiling write-down of $35,033,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FORWARD-LOOKING STATEMENTS

All statements in this document concerning the Company other than purely historical information (collectively, "Forward-Looking Statements") reflect the current expectation of management and are based on the Company's historical operating trends, estimates of proved reserves and other information currently available to management. These statements assume, among other things, (i) that no significant changes will occur in the operating environment for the Company's oil and gas properties, gas plants and gathering systems, and (ii) that there will be no material acquisitions or divestitures. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for, oil and gas reserves. These risks include, but are not limited to, commodity price risk, environmental risk, drilling risk, reserve, operations, and production risks, regulatory risks and counterparty risk. Many of these risks are described in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 filed with the Securities and Exchange Commission in September 1998. The Company may make material acquisitions or dispositions, enter into new or terminate existing oil and gas sales or hedging contracts, or enter into financing transactions. None of these can be predicted with any certainty and, accordingly, are not taken into consideration in the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements and there is no assurance that the assumptions used are necessarily the most likely.

SELECTED FINANCIAL DATA

The following tables set forth-selected financial data for the Company, presented as if the net profits interests were working interests. The financial data were derived from the consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included herein. The results of operations for the three and six months ended December 31, 1998 will not necessarily be indicative of the operating results for the full fiscal year ending June 30, 1999.

                                                           Three Months                        Six Months
                                                        Ended December 31                   Ended December 31
                                                 ------------------------------      ------------------------------
                                                     1998              1997              1998              1997
                                                 ------------      ------------      ------------      ------------
Oil and gas sales (1)                            $  9,405,000      $  1,748,000      $ 18,509,000         3,342,000
Oil and gas production expenses (1)                 3,076,000           969,000         6,033,000         2,074,000
General and administrative expenses                   717,000           694,000         1,379,000         1,218,000
                                                 ------------      ------------      ------------      ------------
EBITDA                                              5,612,000            85,000        11,097,000            50,000
Interest expense, excluding amortization of
  deferred charges (2)                              4,228,000           338,000         8,417,000           639,000
Depreciation, depletion and amortization (3)        4,118,000           424,000         7,665,000           871,000
Write-down of oil and gas properties               35,033,000                --        35,033,000                --
                                                 ------------      ------------      ------------      ------------
Net loss from operations                          (37,767,000)         (677,000)      (40,018,000)       (1,460,000)
Interest and other income                                  --            15,000            66,000            15,000
                                                 ------------      ------------      ------------      ------------
Net loss                                         $(37,767,000)     $   (662,000)     $(39,952,000)     $ (1,445,000)
                                                 ============      ============      ============      ============

(1) Oil and gas sales and production expenses related to net profits interests have been presented as if such net profits interests were working interests.

(2)  Interest charges payable on outstanding debt obligations.

(3) Depreciation, depletion and amortization includes $194,000 and $671,000 of amortized deferred charges related to debt obligations for the three and six months ended December 31, 1998, respectively, and $32,000 and $66,000 of amortized deferred charges related to the Company's gas price hedging program for the three and six months ended December 31, 1998, respectively.

                                               Three Months Ended         Six Months Ended
                                                   December 31               December 31
                                               ------------------       ---------------------
                                                 1998       1997          1998          1997
PRODUCTION DATA
  Oil (Mbbls)                                     121.9      59.0          275.0        119.5
  Gas (MMcf)                                    3,741.2     242.1        7,049.5        486.5
  Mmcfe                                         4,472.8     596.2        8,699.6      1,203.7
  Oil and Gas (MBOE)                              745.5      99.4        1,449.9        200.6

AVERAGE SALES PRICE
  Oil (per Bbl)                                $  12.97   $ 17.96       $  12.75     $  18.14
  Gas (per Mcf)                                $   2.09   $  2.84       $   2.13     $   2.41
  Per Mcfe                                     $   2.10   $  2.93       $   2.13     $   2.78
  Per BOE                                      $  12.62   $ 17.59       $  12.77     $  16.66

AVERAGE COST ($/MCFE) DATA:
Production and operating costs                 $   0.59   $  1.44       $   0.60     $   1.54
Production and severance taxes                 $   0.10   $  0.19       $   0.10     $   0.18
Depreciation, Depletion and Amortization       $   0.83   $  0.67       $   0.79     $   0.69
General and Administrative Expenses            $   0.16   $  1.17       $   0.16     $   1.01
Interest and Financing Expense                 $   0.95   $  0.57       $   0.97     $   0.58


The following discussion of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included herein.

THE THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1997

RESULTS OF OPERATIONS

The following discussion and analysis reflects the operating results as if the net profits interest were working interests. The Company believes that this will provide the readers of the report with a more meaningful understanding of the underlying operating results and conditions for the period.

         During the three months ended December 31, 1998 the Company determined that a property in which it holds a net profits interest was unprofitable and, under current operating conditions and with expected future commodity prices it was unlikely to become profitable through June 30, 1999. At June 30, 1998 the net profits interest related to this property was in an accumulated deficit position. Under the terms of the net profits interest in this property, the Company is not required to fund any deficits. Such deficits are accrued and future net profits are applied to any accumulated deficits until such time as those accumulated deficits are eliminated. During the three months ended September 30, 1998 the Company had recorded sales of 13,000 barrels of oil and, net profits interests of $42,000 associated with this property. The net profits interests revenues of $42,000 were comprised of, on a working interest basis, $154,000 of revenues and $112,000 of production expenses. As such, the Company has adjusted its records to remove the production and net profits interests recorded during the three months ending September 30, 1998 during the three months ended December 31, 1998. There is no value associated with this property on the balance sheet of the Company. In the absence of these adjustments, the amounts reported in Selected Financial Data for the three months ended December 31, 1998 would have been as follows: Oil and gas sales - $9,559,000; Oil and gas production expenses - $3,188,000; and, Oil production - 134.9 Mbbls. By way of comparison, the comparable amounts for the three months ended September 30, 1998 would have been as follows: Oil and gas sales - $8,950,000; Oil and gas production expenses - $2,844,000; and, Oil production - 140.1 Mbbls.

REVENUES: The Company's total revenues rose by $7.7 million (438%) to $9.4 million for the three months ended December 31, 1998, from $1.8 million during the comparable period in 1997.

         The Company produced 122,000 barrels of crude oil during the three months ended December 31, 1998, an increase of 63,000 barrels (107%) over the 59,000 barrels produced during the comparable period in 1997. This increase was comprised of an overall decrease of 1,000 barrels (2%) from the properties that the Company owned during both periods and an increase of 64,000 barrels from the properties acquired during the period January 1, 1998 to September 30, 1998. The decrease in production of crude oil from the properties owned during the comparative quarters is a reflection of the successful development and exploitation program of the Company, offset by the natural depletion of the crude oil reservoirs.

         The Company produced 3,741,000 Mcf of natural gas during the three months ended December 31, 1998, an increase of 3,499,000 Mcf (1,445%) over the 242,000 Mcf produced during the comparable period in 1997. This increase consists of a decrease of 300 Mcf from the properties that the Company owned during both periods and an increase of 3,499,000 Mcf from the properties acquired during the period January 1, 1998 to September 30, 1998. The slight change in production from the properties owned during the comparative quarters is a result of the successful development and exploitation program of the Company, offset by the natural depletion of the natural gas reservoirs.

         On a thousand cubic feet of gas equivalent ("Mcfe") basis, production for the three months ended December 31, 1998 was 4,473,000 Mcfe, up 3,877,000 (650%) over the 596,000 Mcfe produced during the comparable period in 1997.

         The increase in revenues arising from the increased production has been buffered by the significant industry-wide decline in oil and natural gas prices. The average price per barrel of crude oil sold by the Company during the three months ended December 31, 1998 was $12.97, a decrease of $4.99 per barrel (28%) from the $17.96 per barrel during the three months ended December 31, 1997. The average price per Mcf of natural gas sold by the Company was $2.09 during the three months ended December 31, 1998, a decrease of $0.75 per Mcf (26%) from the $2.84 per Mcf during the comparable period in 1997. Crude oil and natural gas prices have decreased subsequent to December 31, 1998. On an Mcfe basis, the average price received by the Company during the three months ended December 31, 1998 was $2.10, a $0.83 decrease (28%) from the $2.93 the Company received during the comparable period in 1997.

         During the three months ended December 31, 1998 the Company received $223,000 in cash settlements and amortized $33,000 of deferred hedging costs, as a result of its natural gas price-hedging program. The net positive effect on the average natural gas prices received by the Company during the period was $0.06 per Mcf (2%). An additional $147,000 was received on its oil price hedging program. The net positive effect on average oil prices received by the Company during the period was $1.20 per barrel (10%). During the comparable period in 1997 the Company neither received nor paid any cash on its natural gas price-hedging program. The Company received $8,000 on its oil price-hedging program during the three months ended December 31, 1997. The impact of this payment was to increase the average price received on the Company's oil sales during the comparable period by $0.07 per barrel (.4%).

SEVERANCE AND PRODUCTION TAXES: Severance and production taxes were $433,000 ($0.10 per Mcfe) during the three months ended December 31, 1998, as compared to $112,000 ($0.19 per Mcfe) during the comparable period in 1997. The increase of $322,000 (288%) is a result of the 437% increase in revenues for the three month period ended December 31, 1998, as compared to the same period for 1997. This increase was buffered by the shift in revenues from 39% gas during the three months ended December 31, 1997 to 83% gas during the three months ended December 31, 1998. The reduction in severance and production taxes on a per Mcfe basis relates to severance and production tax abatements on certain net profits interests.

PRODUCTION EXPENSES: The Company's lease operating expenses rose to $2.6 million for the three months ended December 31, 1998, an increase of $1.8 million (208%) over the $858,000 incurred during the comparable period in 1997. This increase is a result of the increased production of crude oil and natural gas by the Company. Lease operating expenses were $0.59 per Mcfe during the three months ended December 31, 1998; a decrease of $0.85

(59%) from the $1.44 per Mcfe incurred during the comparable period in 1997. This improvement is a result of the acquisition of properties with lower average operating costs per Mcfe than those the Company has owned during the preceding years and improved efficiencies at an operating level.

DEPLETION, DEPRECIATION AND AMORTIZATION EXPENSE: Depletion and oil field equipment related depreciation costs were $3.9 million ($0.83 per Mcfe) during the three months ended December 31, 1998, an increase of $3.5 million (818%) over the $400,000 ($0.67 per Mcfe) charged to income during the comparable period in 1997. The increase in the provision is primarily a result of the 658% Mcfe increase in production for the three month period ended December 31, 1998, as compared to the same period for 1997. On a cost per Mcfe basis, the increase of $0.16 per Mcfe (23%) is primarily the result of the increased average cost of reserves the Company acquired during the period January 1, 1998 to September 30, 1998.

         Pursuant to SEC regulations, the Company recorded a $35.0 million non-cash write-down of the carrying value of its oil and gas properties to reflect the impact of low oil and gas prices at December 31, 1998. The Company was not required to record a similar write-down at December 31, 1997.

GENERAL AND ADMINISTRATIVE EXPENSES: The increase of $14,000 in general and administrative costs for the three months ended December 31, 1998, compared to the same period for 1997 is a result of the increased management support requirements of the Company as it continues to acquire new properties, redevelop existing properties and raise the funds necessary to accomplish these activities. Since inception the Company has been growth oriented and has directed its efforts at acquiring and developing oil and natural gas producing properties. This activity requires additional personnel and outside consultants thereby increasing general and administrative expenses.

INTEREST EXPENSE: Interest expense increased by $4.1 million, to $4.4 million for the three months ended December 31, 1998, compared to $338,000 for the three months ended December 31, 1997. This increase is a function of the increased debt the Company incurred, primarily related to the acquisition of the net profits and royalty interests in April 1998. The interest expense of $4.4 million is comprised of $4.2 million in cash interest charges and $194,000 of amortized deferred costs.

NET LOSS: The Company has incurred losses since its inception, including $37.8 million ($1.21 per common share) for the three months ended December 31, 1998 compared to $662,000 ($0.02/share) for the three months ended December 31, 1997. The decline in oil and natural gas prices since December 31, 1997 caused the Company to record non-cash write-downs of oil and gas properties of $28,166,000 and $35,033,000 for the year ended June 30, 1997 and for the three and six months ended December 31, 1998, respectively. Further declines in oil and natural gas prices could lead to additional non-cash write-downs of the Company's oil and gas properties. The Company currently believes, but cannot assure, that as a result of the April 1998 acquisition of net profits and royalty interests from J.P. Morgan that the Company's future revenues from crude oil and natural gas will be sufficient to cover its production costs and operating expenses, provided that the prevailing prices for crude oil and natural gas do not decline further and production volume is maintained. The Company entered the 1999 fiscal year (July 1, 1998 to June 30, 1999) with a plan to improve production from the properties it had acquired through June 1998 and to acquire additional oil and natural gas producing properties to provide the revenue base required to generate additional positive cash flow from operations. The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil and natural gas produced by the Company (see `-Changes in Prices and Hedging Activities'). In addition, the Company's proved reserves will decline as crude oil and natural gas are produced unless the Company is successful in acquiring additional properties containing proved reserves or conducts successful exploration and development activities.

THE SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1997

RESULTS OF OPERATIONS

         The following discussion and analysis reflects the operating results as if the net profits interests were working interests. The Company believes that this will provide the readers of the report with a more meaningful understanding of the underlying operating results and conditions for the period.

REVENUES: The Company's total revenues rose by $13.8 million (453%) to $18.5 million for the six months ended December 31 1998, from $3.3 million during the comparable period in 1997.

         The Company produced 275,000 barrels of crude oil during the six months ended December 31, 1998, an increase of 155,000 barrels (130%) over the 120,000 barrels produced during the comparable period in 1997. This increase was comprised of an increase of 2,000 barrels (2%) from the properties that the Company owned during both periods and an increase of 153,000 barrels from the properties acquired during the period January 1, 1998 to September 30, 1998. The increase in production of crude oil from the properties owned during the comparative quarters is a reflection of the successful development and exploitation program of the Company, offset by the natural depletion of the crude oil reservoirs.

         The Company produced 7,050,000 Mcf of natural gas during the six months ended December 31, 1998, an increase of 6,563,000 Mcf (1,349%) over the 486,000 Mcf produced during the comparable period in 1997. This increase consists of an increase of 44,000 Mcf (9%) from the properties that the Company owned during both periods and an increase of 6,519,000 Mcf from the properties acquired during the period January 1, 1998 to September 30, 1998. The increase in production from the properties owned during the comparative quarters is a result of the successful development and exploitation program of the Company, offset by the natural depletion of the natural gas reservoirs.

         On a thousand cubic feet of gas equivalent ("Mcfe") basis, production for the six months ended December 31, 1998 was 8,700,000 Mcfe, up 7,496,000 (623%) over the 1,204,000 Mcfe produced during the comparable period in 1997.

         The increase in revenues arising from the increased production has been buffered by the significant industry-wide decline in oil and natural gas prices. The average price per barrel of crude oil sold by the Company during the six months ended December 31, 1998 was $12.75, a decrease of $5.39 per barrel (30%) from the $18.14 per barrel during the six months ended December
31, 1997. The average price per Mcf of natural gas sold by the Company was $2.13 during the six months ended December 31, 1998, a decrease of $0.28 per Mcf (12%) from the $2.41 per Mcf during the comparable period in 1997. Crude oil and natural gas prices have decreased subsequent to December 31, 1998. On an Mcfe basis, the average price received by the Company during the six months ended December 31, 1998 was $2.13, a $0.65 decrease (23%) from the $2.78 the Company received during the comparable period in 1997.

         During the six months ended December 31, 1998 the Company received $681,000 in cash settlements and amortized $66,000 of deferred hedging costs, as a result of its natural gas price-hedging program. The net positive effect on the average natural gas prices received by the Company during the period was $0.10 per Mcf (5%). An additional $232,000 was received on its oil price hedging program. The net positive effect on average oil prices received by the Company during the period was $0.84 per barrel (7%). During the comparable period in 1997 the Company neither received nor paid any cash on its natural gas price-hedging program. The Company paid $6,000 on its oil price-hedging program during the six months ended December 31, 1997. The impact of this payment was to decrease the average price received on the Company's oil sales during the comparable period by $0.04 per barrel (.2%).

SEVERANCE AND PRODUCTION TAXES: Severance and production taxes were $844,000 ($0.10 per Mcfe) during the six months ended December 31, 1998, as compared to $221,000 ($0.18 per Mcfe) during the comparable period in 1997. The increase of $623,000 (282%) is a result of the 454% increase revenues for the six month period ended December 31, 1998, as compared to the same period for 1997. This increase was buffered by the shift in revenues from 35% gas during the six months ended December 31, 1997 to 81% gas during the six months ended

December 31, 1998. The reduction in severance and production taxes on a per Mcfe basis relates to severance and production tax abatements on certain net profits interests.

PRODUCTION EXPENSES: The Company's lease operating expenses rose to $5.2 million for the six months ended December 31, 1998, an increase of $3.3 million (180%) over the $1.9 million incurred during the comparable period in 1997. This increase is a result of the increased production of crude oil and natural gas by the Company. Lease operating expenses were $0.60 per Mcfe during the six months ended December 31, 1998, a decrease of $0.94 (61%) from the $1.54 per Mcfe incurred during the comparable period in 1997. This improvement is a result of improved efficiencies at an operating level and the acquisition of properties with lower average operating costs per Mcfe than those the Company has owned during the preceding years.

DEPLETION, DEPRECIATION AND AMORTIZATION EXPENSE: Depletion and oil field equipment related depreciation costs were $6.9 million ($0.79 per Mcfe) during the six months ended December 31, 1998, an increase of $6.0 million (695%) over the $826,000 ($0.69 per Mcfe) charged to income during the comparable period in 1997. The increase in the provision is primarily a result of the 622% Mcfe increase in production for the six month period ended December 31, 1998, as compared to the same period for 1997. On a cost per Mcfe basis, the increase of $0.10 per Mcfe (15%) is primarily the result of the increased average cost of reserves the Company acquired during the period January 1, 1998 to September 30, 1998.

         Pursuant to SEC regulations, the Company recorded a $35.0 million non-cash write-down of the carrying value of its oil and gas properties to reflect the impact of low oil and gas prices at December 31, 1998. The Company was not required to record a similar write-down at December 31, 1997.

GENERAL AND ADMINISTRATIVE EXPENSES: The increase of $161,000 in general and administrative costs for the six months ended December 31, 1998, compared to the same period for 1997 is a result of the increased management support requirements of the Company as it continues to acquire new properties, redevelop existing properties and raise the funds necessary to accomplish these activities. Since inception the Company has been growth oriented and has directed its efforts at acquiring and developing oil and natural gas producing properties. This activity requires additional personnel and outside consultants thereby increasing general and administrative expenses.

INTEREST EXPENSE: Interest expense increased by $8.4 million, to $9.1 million for the six months ended December 31, 1998, compared to $639,000 for the six months ended December 31, 1997. This increase is a function of the increased debt the Company incurred, primarily related to the acquisition of the net profits and royalty interests in April 1998. The interest expense of $9.1 million is comprised of $8.4 million in cash interest charges and $737,000 of amortized deferred costs.

NET LOSS: The Company has incurred losses since its inception, including $40.0 million ($1.32 per common share) for the six months ended December 31, 1998 compared to $1.4 million ($0.07/share) for the six months ended December 31, 1997. The decline in oil and natural gas prices since December 31, 1997 caused the Company to record non-cash write-downs of oil and gas properties of $28,166,000 and $35,033,000 for the year ended June 30, 1997 and for the three and six months ended December 31, 1998, respectively. Further declines in oil and natural gas prices could lead to additional non-cash write-downs of the Company's oil and gas properties. The Company currently believes, but cannot assure, that as a result of the April 1998 acquisition of net profits and royalty interests from J.P. Morgan that the Company's future revenues from crude oil and natural gas will be sufficient to cover its production costs and operating expenses, provided that the prevailing prices for crude oil and natural gas do not decline and production volume is maintained. The Company entered the 1999 fiscal year (July 1, 1998 to June 30, 1999) with a plan to improve production from the properties it had acquired through June 1998 and to acquire additional oil and natural gas producing properties to provide the revenue base required to generate additional positive cash flow from operations. The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil and natural gas produced by the Company (see `-Changes in Prices and Hedging Activities'). In addition, the Company's proved reserves will decline as crude oil and natural gas are produced unless the Company is successful in acquiring additional properties containing proved reserves or conducts successful exploration and development activities.

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

     The Company's objective is to use the cash generated from operations to pay operating costs and interest charges and to contribute to the costs of developing and exploiting its oil and natural gas properties. There can be no assurance that the cash from operations will be sufficient in the future to cover such purposes.

     The Company's objective is to use incremental debt, the proceeds from the issuance of equity securities and the proceeds from the sale of non-core oil and gas properties to fund a portion of its development and exploitation program and to fund the acquisition of additional oil and natural gas properties. The availability of funds under the Credit Agreement is subject to periodic redeterminations by the bank and there can be no assurance that such funds will be available to the Company to meet its budgeted capital spending. Furthermore, the Company's ability to borrow other than under the Amended and Restated
Credit Agreement dated as of April 17, 1998 as amended with Bank of Montreal, as agent for the Lenders thereunder (the "Credit Agreement") is subject to restrictions imposed by such Credit Agreement. If the Company cannot secure additional funds for its planned development and exploitation activities, then the Company will be required to delay or reduce substantially both of such activities.

Sources of Capital

     The Company's principal sources of capital for funding its business activities have been cash flow from operations, debt financings and the issuance of equity securities. The Company's sources of funds from debt financings include funds available under the Credit Agreement, the Company's Subordinated Revolving Credit Agreement (the "ECT Revolving Credit Agreement") with Enron Capital and Trade Resources Corporation, the bridge facilities entered into with Bank of Montreal and two affiliates of Enron, DM denominated bonds issued to European investors, a capital lease, and the 12.5% Senior Note Offering.

     On April 17, 1998, the Company amended and restated its Credit Agreement with Bank of Montreal, as agent for the lenders party thereto. The Credit Agreement provides for borrowings up to $125.0 million (subject to borrowing base limitations) from such lenders to, among other things, fund development and exploitation expenditures, acquisitions and general working capital. The proceeds under the Credit Agreement were used to fund the Company's property acquisitions in part. As of February 12, 1999, the Company had a borrowing base of $25.0 million under the Credit Agreement, of which $17.3 million was outstanding as of February 12, 1999. The loan under the Credit Agreement matures on April 17, 2003. In the event of a default on the indebtedness under the Credit Agreement, not subsequently waived by the lenders, it is unlikely that the Company would be able to continue its business.

     Indebtedness incurred under the Credit Agreement generally bears interest under various interest rate pricing options based upon Federal Funds rate (plus
 .5%), Prime Rate or LIBOR rate options. LIBOR rate loans bear an applicable margin over the LIBOR rate of (i) 2.25%, if greater than 90% of the available Borrowing Base has been drawn, (ii) 2%, if greater than 75% and not more than 90% of the available Borrowing Base has been drawn, (iii) 1.5%, if greater than 40% but not more than 75% of the available Borrowing Base has been drawn, and
(iv) 1%, if not more than 40% of the available Borrowing Base has been drawn. There is no margin applicable for base rate pricing options. The weighted average cost of funds under this facility was 7.6% during the six months ended December 31, 1998.

     The loan under the Credit Agreement is secured by a first lien on substantially all of the Company's oil and natural gas properties. Pursuant to the Credit Agreement, the Company is subject to certain affirmative and negative financial and operating covenants that are usual and customary for transactions of this nature.

     On December 31, 1998 the Company was not in compliance with its interest coverage ratio covenant of 1.5x. The Company received a waiver under the Credit Agreement from the Bank regarding this covenant breach. The Company has agreed to not borrow any further funds until the scheduled borrowing base review is completed in March, 1999. The Company believes, but cannot assure, that it will be able to comply with all restrictive covenants in the future or obtain waivers from the lenders with respect to noncompliance.

     Effective December 29, 1997, the Company established the ECT Revolving Credit Agreement with ECT, as a lender and as agent for the lenders thereto, to fund on a revolving basis, capital costs incurred with future development projects and to fund further acquisitions. The ECT Revolving Credit Agreement is subordinate to the Credit Agreement. The ECT Revolving Credit Agreement provides for borrowings up to $10.0 million, on a revolving basis and subject to borrowing base limitations, which has been initially set at an amount equal to 40% of the borrowing base established from time to time under the Credit Agreement. This facility is designed to provide bridge financing for development projects and acquisitions to be completed on relatively short notice or until the affected assets are eligible to be included in the borrowing base for the Credit Agreement or financed with longer-term indebtedness or equity capital; provided, that the availability for acquisitions under the facility is limited to the lesser of $5.0 million or 50% of the borrowing base as in effect from time to time. Borrowings in excess of certain amounts under the ECT Revolving Credit Agreement will reduce the available borrowing base under the Credit Agreement. The loan is secured by a second priority lien and security interest (behind the first lien position of the Credit Agreement) in approximately 95% of the oil and natural gas properties of the Company. There was no indebtedness outstanding under this facility on February 12, 1999.

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

     During the quarter ended December 31, 1998, the Company issued an aggregate of 814,619 shares of Common Stock to stockholders who exercised repricing rights under the Amended and Restated Securities Purchase Agreement dated as of July 8, 1998 among the Company and the buyers signatory thereto. The repricing rights were issued in connection with the July 1998 private placement and permit the holders to acquire shares of Common

Stock without the payment of additional consideration if the Company's Common Stock does not achieve certain price thresholds in excess of the original issuance of the shares purchased by the holders in the July 1998 private placement. The resale of these shares of Common Stock is registered pursuant to a Registration Statement on Form S-3 filed by the Company and declared effective by the Securities and Exchange Commission.

     During the quarter ended December 31, 1998, the Company issued an aggregate of 395,351 shares of Common Stock upon conversion of 2,290 shares of the Company's Series C Convertible Preferred Stock by the holders thereof and
17,284 shares of Common Stock as payment of dividends at the time of the conversion. The resale of these shares of Common Stock is registered pursuant to a Registration Statement on Form S-3 filed by the Company and declared effective by the Securities and Exchange Commission.

     Due to the current market price of the Company's Common Stock, it is likely that additional shares of Common Stock will be issued upon exercise of Repricing Rights and upon conversion of the Series C Convertible Preferred Stock.

     Pursuant to a Securities Purchase Agreement dated November 10, 1998 among the Company and the buyers signatory thereto, the Company issued on November 24, 1998, to the buyers, an aggregate of (i) 416,667 shares of Common Stock, (ii) certain repricing rights to acquire additional shares of Common Stock and (iii) warrants to purchase an aggregate of 50,000 shares of Common Stock in exchange for aggregate cash consideration of $2.5 million. The Company used the net proceeds from this equity placement to repurchase an aggregate of 2,152 shares of Series C Convertible Preferred Stock from two holders thereof.

     During the quarter ended December 31, 1998, in reliance on Section 4(2) of the Securities Act, the Company issued warrants to purchase an aggregate of 1,545,578 shares of Common Stock to Joint Energy Development Investments Limited Partnership ("JEDI"). The exercise prices of the warrants range from $3.541 to $6.00. These warrants were issued to JEDI for no consideration pursuant to JEDI's "maintenance rights" under the Securities Purchase Agreement dated as of March 27, 1997.

     During the quarter ended December 31, 1998 the Company extended the expiry date on 100,000 Series A warrants and 1,000,000 Series B warrants to June 30, 1999. Each of these warrants can be exercised by paying $2.50 for 1 share of common stock.

     The Company periodically reviews its portfolio of oil and natural gas properties with a view to identifying and divesting properties that no longer fit the Company's strategic focus, including fitting within the Company's core geographic areas of interest. The Company is actively pursuing the sale of certain non-core properties. However, there can be no assurance the Company will complete any divestment of non-core properties.

     The Company believes that it can generate sufficient cash flow from operations to pay the interest charges on all of its interest-bearing debt. The gas price-hedging program currently in place provides a degree of protection against significant decreases in gas prices. Furthermore, 87% of the Company's interest-bearing debt is at fixed rates for extended periods, providing an effective hedge against increases in prevailing interest rates.

Uses of Capital

     Since commencing its oil and natural gas operations in August 1994 the Company has completed 20 acquisitions of oil and natural gas producing properties. Through December 31, 1998, the Company had expended a total of $184 million in acquiring, developing and exploiting oil and natural gas producing properties. Initially, the operations of the Company represented a net use of funds. The Company generated positive cash flow from operations during the six months ended December 31, 1998. The Company initially expected to spend $17 million on the development and exploitation of its oil and natural gas properties during the fiscal year ended June 30, 1999. During the six months ended December 31, 1998 the Company spent $7.4 million on the development and exploitation of its oil and natural gas properties. Due to low oil and natural gas prices the Company has deferred some development and exploitation projects and has extended others over a longer period of time. The Company now expects to spend between $2 million and $8 million between January 1 and June 30, 1999. The Company exercises a fair degree of control over the timing of the individual projects that comprise development and exploitation program.

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

INFLATION

     During the past several years, the Company has experienced some inflation in oil and natural gas prices with moderate increases in property acquisition and development costs. During the fiscal year ended June 30, 1998, the Company received somewhat lower commodity prices for the natural resources produced from its properties. Oil and gas prices have decreased further since June 30, 1998. The results of operations and cash flow of the Company have been, and will continue to be, affected to a certain extent by the volatility in oil and natural gas prices. Should the Company experience a significant increase in oil and natural gas prices that is sustained over a prolonged period, it would expect that there would also be a corresponding increase in oil and natural gas finding costs, lease acquisition costs, and operating expenses.

CHANGES IN PRICES AND HEDGING ACTIVITIES

     Annual average oil and natural gas prices have fluctuated significantly over the past two years. The table below sets out the Company's weighted average price per barrel and the weighted average price per Mcf, the impact of its hedging programs and the NYMEX indices.

                                                             Three months ended      Six months ended
                                                                December 31             December 31
                                                             1998          1997       1998       1997
                                                           --------      --------   --------   --------
Gas (per mcf)
  Price received at wellhead                               $   2.03      $   2.84   $   2.03   $   2.41
  Effect of hedge contracts                                    0.06            --       0.10         --
                                                           --------      --------   --------   --------
  Effective price received, including hedge contracts      $   2.09      $   2.84   $   2.13   $   2.41

  Average NYMEX Henry Hub                                  $   2.13      $   3.14   $   2.08   $   2.72
  Average basis differential including hedge contracts     $  (0.04)     $  (0.30)  $   0.05   $  (0.31)
  Average basis differential excluding hedge contracts     $  (0.10)     $  (0.30)  $  (0.05)  $  (0.31)

Oil (per barrel)
  Average price received at wellhead per barrel            $  11.77      $  18.00   $  11.91   $  18.07
  Average effect of hedge contract                             1.20         (0.04)      0.84       0.07
                                                           --------      --------   --------   --------
  Average price received, including hedge contracts        $  12.97      $  17.96   $  12.75   $  18.14

  Average NYMEX Sweet Light Oil                            $  12.92      $  19.94   $  13.53   $  19.87
  Average basis differential including hedge contracts     $   0.05      $  (1.98)  $  (0.78)  $  (1.73)
  Average basis differential excluding hedge contracts     $  (1.15)     $  (1.94)  $  (1.62)  $  (1.80)

     The table below sets out volume of natural gas hedged with a floor price of $1.90 per MMBtu with Enron. The volumes presented in this table are divided equally over the months during the period:


                                             Volume
      Period Beginning     Period Ending     (MMBtu)
     -----------------   -----------------  ---------
       January 1, 1999   December 31, 1999  1,080,000

       January 1, 2000   December 31, 2000    880,000

       January 1, 2001   December 31, 2001    740,000

       January 1, 2002   December 31, 2002    640,000

       January 1, 2003   December 31, 2003    560,000


     The table below sets out volume of natural gas hedged with a swap at $2.40 per MMBtu with Enron. The volumes presented in this table are divided equally over the months during the period:

                                             Volume
      Period Beginning     Period Ending     (MMBtu)
     -----------------   -----------------  ---------
     January 1, 1999     December 31, 1999  2,710,000

     January 1, 2000     December 31, 2000  2,200,000

     January 1, 2001     December 31, 2001  1,850,000

     January 1, 2002     December 31, 2002  1,600,000

     January 1, 2003     December 31, 2003  1,400,000

         Effective May 1, 1998 through December 31, 2003 the Company has a contract involving the hedging of a portion of its future natural gas production involving floor and ceiling prices as set out in the table below. The volumes presented in this table are divided equally over the months during the period.

                                                 Volume    Floor   Ceiling
     Period Beginning     Period Ending         (MMBtu)    Price    Price
     ----------------     -----------------   ---------    -----  ----------
     January 1, 1999      December 31, 1999   4,330,000    2.00     2.70

     January 1, 2000      December 31, 2000   3,520,000    2.00     2.70

     January 1, 2001      April 30, 2001        990,000    2.00     2.70

     May 1, 2001          December 31, 2001   1,980,000    2.00     2.80

     January 1, 2002      April 30, 2002        850,000    2.00     2.80

     May 1, 2002          December 31, 2002   1,700,000    2.00     2.90

     January 1, 2003      December 31, 2003   2,250,000    2.00     2.90

     Effective October 1, 1998 the Company entered into a swap agreement on 12,000 barrels of crude oil per month with Enron at $17.00 per barrel. This agreement expired on December 31, 1998.

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

     STATE OF READINESS. The Company currently uses commercially available software for its management information ("IT") systems including accounting, engineering evaluation, acquisition analysis and word processing. This software is warranted by the suppliers/manufacturers to be Y2K compliant. The Company has not taken any steps to independently verify the truth of such warranties but has no reason to believe that the software is not as warranted. The Company has begun a review of non-IT systems, which it expects to complete in the next few months.

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


     The Company is seeking written verification from its major operators, suppliers and customers that they will be Y2K compliant. The costs of seeking verification are minimal. Management believes that it will not be practical to independently verify the responses because it does not believe that the Company would be given access to carry out such verification or that the costs of doing so would be affordable. The cost of replacing non-compliant or non-responsive suppliers and customers will not be possible to determine until the review process has progressed.

     RISK. Any Y2K problems that do occur will likely manifest themselves in reduced production through equipment shut down or impaired liquidity through inability of customers to take delivery or process payment.

     CONTINGENCY. The Company plans to establish contingency plans once its verification program is complete and the risks have been more fully quantified.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Changes in Prices and Hedging Activities".

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         November 1998 Placement. Pursuant to a Securities Purchase Agreement dated November 10, 1998 among the Company and the buyers signatory thereto (the "November Purchase Agreement"), the Company issued on November 24, 1998, to the buyers, an aggregate of (i) 416,667 shares of Common Stock, (ii) certain repricing rights to acquire additional shares of Common Stock ("Repricing Rights") and (iii) warrants to purchase an aggregate of 50,000 shares of Common Stock in exchange for aggregate cash consideration of $2.5 million (the "November 1998 Placement"). For a more complete description of this private placement, including, without limitation, a description of the terms of exercise of the Repricing Rights and the terms of exercise of the warrants, see "Item 5. Other Events" in the Company's Current Report on Form 8-K dated November 24, 1998, which report is incorporated herein by reference.

         In connection with the November 1998 Placement, the Company paid $187,500 cash and issued warrants to purchase 50,000 shares of the Company's Common Stock in consideration for Jesup & Lamont Securities Corp. acting as a placement agent and Wellington Capital Corporation acting as a consultant. In addition, we also issued rights to acquire an aggregate of 60,876 shares of Common Stock to certain persons to obtain their participation in the November 1998 Placement. These rights were exercised immediately after they were granted.

         Each of the issuances in the November 1998 Placement was made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D promulgated under the Securities Act. The Company has filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register the resale of the shares of Common Stock issued and issuable pursuant to the November 1998 Placement.

         The net proceeds received by the Company from this private equity placement were used to repurchase an aggregate of 2,152 shares of the Company's Series C Convertible Preferred Stock from two holders thereof.

         The warrants issued in the November 1998 Placement are exercisable for three years commencing November 10, 1998 at an exercise price of $6.60. The warrants provide for customary adjustments to the exercise price and number of shares to be issued in the event of certain dividends and distributions to holders of Common Stock, stock splits, combinations and mergers. The warrants also include customary provisions with respect to, among other things, transfer of the warrants, mutilated or lost warrant certificates, and notices to holder(s) of the warrants.

         Other Issuances of Common Stock

         During the quarter ended December 31, 1998, pursuant to Section 3(a)(9) of the Securities Act, the Company issued an aggregate of 814,619 shares of Common Stock to stockholders who exercised repricing rights under the Amended and Restated Securities Purchase Agreement dated as of July 8, 1998 among the Company and the buyers signatory thereto. The repricing rights were issued in connection with the July 1998 private placement and permit the holders to acquire shares of Common Stock without the payment of additional consideration if the Company's Common Stock does not achieve certain price thresholds in excess of the original issuance of the shares purchased by the holders in the July 1998 private placement. The resale of these shares of Common Stock is registered pursuant to a Registration Statement on Form S-3 filed by the Company and declared effective by the Securities and Exchange Commission.

         During the quarter ended December 31, 1998, pursuant to Section 3(a)(9) of the Securities Act, the Company issued an aggregate of 412,635 shares upon conversion of 2,290 shares of the Company's Series C Convertible Preferred Stock by the holders thereof. The resale of these shares of Common Stock is registered pursuant to a Registration Statement on Form S-3 filed by the Company and declared effective by the Securities and Exchange Commission.

         Due to the current market price of the Company's Common Stock, it is likely that additional shares of Common Stock will be issued upon exercise of Repricing Rights and upon conversion of the Series C Convertible Preferred Stock.

         Warrants

         During the quarter ended December 31, 1998, in reliance on Section 4(2) of the Securities Act, the Company issued warrants to purchase an aggregate of 1,545,578 shares of Common Stock to Joint Energy Development Investments Limited Partnership ("JEDI"). The exercise prices of the warrants range from $3.541 to $6.00. These warrants were issued to JEDI for no consideration pursuant to JEDI's "maintenance rights" under the Securities Purchase Agreement dated as of March 27, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Stockholders of the Company was held on November 12, 1998,at which the election of five directors, the appointment of Ernst & Young LLP as the Company's independent public accountants for 1999, the adoption of the Company's Directors' Nonqualified Stock Option Plan and the ratification of the issuance of Common Stock pursuant to the Amended and Restated Securities Purchase Agreement dated as of July 8, 1998 among the Company and the buyers named therein were considered. Edward J. Munden was re-elected as a director and received 28,901,241 votes for his election, with 0 votes withheld. Bruce I. Benn was re-elected as a director and received 28,901,241 votes for his election, with 0 votes withheld. Robert P. Lindsay was re-elected as a director and received 28,901,241 votes for his election, with 0 votes withheld. Ted Collins, Jr. was re-elected as a director and received 28,901,241 votes for his election, with 0 votes withheld. Eli Rebich was re-elected as a director and received 28,901,241 votes for his election, with 0 votes withheld. Ernst & Young LLP was ratified as independent accountants for the Company for the fiscal year ending June 30, 1999 and received 28,898,241 votes for their ratification, 3,000 votes against and 0 votes abstaining. The adoption of the Company's Directors' Nonqualified Stock Option Plan was approved with 28,884,841 votes in favor of approval, 10,000 votes against and 5,400 votes abstaining. The ratification of the issuance of Common Stock pursuant to the Amended and Restated Securities Purchase Agreement dated as of July 8, 1998 among the Company and the buyers named therein was approved with 27,987,567 votes in favor of approval, 10,600 votes against and 3,300 votes abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a) Exhibits.

         4.1 Form of Warrant dated as of November 10, 1998 for the purchase of shares of Common Stock issued by the Company to the persons named on Schedule A, filed as an Exhibit to the Company's Current Report on Form 8-K dated November 24, 1998 and incorporated by reference herein.

         10.1 Securities Purchase Agreement dated as of November 10, 1998 among Queen Sand Resources, Inc. and the buyers signatory thereto, filed as an Exhibit to the Company's Current Report on Form 8-K dated November 24, 1998 and incorporated by reference herein.

         10.3 Registration Rights Agreement dated as of November 10, 1998 among the Company and the buyers signatory thereto, filed as an Exhibit to the Company's Current Report on Form 8-K dated November 24, 1998 and incorporated by reference herein.

         27.1     Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  1. Current Report on Form 8-K dated November 24, 1998, disclosing certain matters under Item 5.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      QUEEN SAND RESOURCES, INC.



                                      By:  /s/      Edward J. Munden
                                           ------------------------------------
                                           Edward. J. Munden
                                           President and Chief Executive Officer




                                      By:  /s/      Ronald Benn
                                           ------------------------------------
                                           Ronald Benn
                                           Chief Financial Officer


Date:  February 15, 1999

                               INDEX TO EXHIBITS


       EXHIBIT
       NUMBER                 DESCRIPTION
       -------                -----------
         4.1      Form of Warrant dated as of November 10, 1998 for the purchase of shares of Common Stock issued by the Company to the persons named on Schedule A, filed as an Exhibit to the Company's
                  Current Report on Form 8-K dated November 24, 1998 and
                  incorporated by reference herein.

         10.1 Securities Purchase Agreement dated as of November 10, 1998 among Queen Sand Resources, Inc. and the buyers signatory thereto, filed as an Exhibit to the Company's Current Report on Form 8-K dated November 24, 1998 and incorporated by reference herein.

         10.3 Registration Rights Agreement dated as of November 10, 1998 among the Company and the buyers signatory thereto, filed as an Exhibit to the Company's Current Report on Form 8-K dated
                  November 24, 1998 and incorporated by reference herein.

         27.1     Financial Data Schedule.