Form 10-Q
period 1999-03-31
QUEEN SAND RESOURCES INC; NORTHLAND OPERATING CO; QUEEN SAND RESOURCES INC /NV/; CORRIDA RESOURCES INC
filed 1999-05-17
CIK 943548, 1068118, 1068119, 1068120

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------
                                   FORM 10-Q
                                ---------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ___ TO ___

                          COMMISSION FILE NO. 0-21179

                           QUEEN SAND RESOURCES, INC.
                           QUEEN SAND RESOURCES, INC.
                            QUEEN SAND OPERATING CO.
                            CORRIDA RESOURCES, INC.
           (Exact name of registrants as specified in their charter)

 DELAWARE                               75-2615565
 NEVADA                                 75-2564071
 NEVADA                                 75-2593510
 NEVADA                                 75-2691594
 (State or Other Jurisdiction of        (I.R.S. Employer Identification Nos.)
 Incorporation or Organization)

                          13760 NOEL ROAD, SUITE 1030,
                            DALLAS, TEXAS 75240-7336
              (Address of principal executive offices) (Zip code)

      (REGISTRANTS' TELEPHONE NUMBER, INCLUDING AREA CODE) (972) 233-9906

            Northland Operating Co. (n/k/a Queen Sand Operating Co.)
                    (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's (parent only) classes of common stock, as of May 14, 1999: 33,040,699

                          PART I FINANCIAL INFORMATION

                  QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                   March 31,           June 30,
                                                                     1999                1998
                                                                 --------------      --------------
                       Assets

Current assets:
     Cash                                                        $    5,411,000      $    1,029,000
     Accounts receivable and other current assets                     4,646,000           5,382,000
                                                                 --------------      --------------
         Total current assets                                        10,057,000           6,411,000

Net property and equipment                                          108,011,000         142,467,000
Other assets                                                         11,705,000           4,797,000
                                                                 --------------      --------------

                                                                 $  129,773,000      $  153,675,000
                                                                 ==============      ==============


        Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and other                                  $    6,680,000      $    6,751,000
     Current portion of long-term debt                                   85,000              85,000
                                                                 --------------      --------------
         Total current liabilities                                    6,765,000           6,836,000

Long-term obligations, net of current portion                       143,190,000         153,619,000

Commitments

Stockholders' deficit:
     Preferred stock, $.01 par value, authorized                         96,000              96,000
         50,000,000 shares:  issued and outstanding
         9,605,238 and 9,610,400 at March 31 and
         June 30, respectively
     Common Stock, $.0015 par value, authorized                          62,000              51,000
         100,000,000 shares:  issued and
         Outstanding 32,553,940 and 24,323,767 at
         March 31 and June 30 respectively
     Additional paid-in capital                                      65,007,000          34,012,000
     Accumulated deficit                                            (78,096,000)        (35,939,000)
     Treasury stock                                                  (7,251,000)         (5,000,000)
                                                                 --------------      --------------
             Total stockholders' equity                             (20,182,000)         (6,780,000)
                                                                 --------------      --------------

                                                                 $  129,773,000      $  153,675,000
                                                                 ==============      ==============


                            See accompanying notes.

                  QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                         Three Months Ended                  Nine Months Ended
                                                               March 31                           March 31
                                                               --------                           --------
                                                        1999              1998              1999              1998
                                                    ------------      ------------      ------------      ------------
Oil & gas revenues                                  $    785,000      $  1,507,000      $  3,533,000      $  4,849,000
Net profits and royalties interests                    5,818,000              --          17,333,000              --
Interest and other income                                131,000            65,000           197,000            80,000
                                                    ------------      ------------      ------------      ------------
                                                       6,734,000         1,572,000        21,063,000         4,929,000

Expenses:
   Oil and gas production expenses                       719,000         1,108,000         2,573,000         3,182,000
   General & administrative expenses                     863,000           428,000         2,242,000         1,646,000
   Interest and financing costs                        4,518,000           260,000        13,605,000           899,000
   Depreciation, depletion and amortization            2,700,000           469,000         9,628,000         1,340,000
   Write-down of oil and gas properties                     --                --          35,033,000              --
                                                    ------------      ------------      ------------      ------------
Net loss                                            $ (2,066,000)     $   (693,000)     $(42,018,000)     $ (2,138,000)
                                                    ============      ============      ============      ============

Net loss per common share                           $      (0.06)     $      (0.03)     $      (1.36)     $      (0.09)
                                                    ============      ============      ============      ============

Weighted average number of common shares
outstanding                                           32,170,000        22,400,000        30,829,000        23,611,000
                                                    ============      ============      ============      ============



                            See accompanying notes.

                  QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    Nine Months Ended March 31
                                                                                ----------------------------------
                                                                                     1999                1998
                                                                                --------------      --------------
Operating activities:
   Net loss                                                                     $  (42,018,000)     $   (2,138,000)
   Depreciation, depletion, amortization and write-down of oil
     and gas properties                                                             45,593,000           1,340,000
   Issuance of common stock for services rendered                                         --               300,000
   Unrealized gains on foreign exchange obligations                                    (85,000)            (51,000)
   Net changes in operating assets and liabilities                                     664,000             (62,000)
                                                                                --------------      --------------
                     Net cash provided (used) in operating activities                4,154,000            (611,000)
                                                                                --------------      --------------

Investing activities
   Additions to property and equipment                                              (9,950,000)        (25,789,000)

Financing activities:
   Increase in deferred assets                                                      (7,933,000)               --
   Payments of term debt                                                          (142,385,000)         (2,008,000)
   Proceeds from long-term obligations                                             132,000,000          16,291,000
   Payments on capital lease obligations                                               (56,000)            (52,000)
   Proceeds from the sale of capital stock                                          30,803,000          12,996,000
   Redemption of treasury stock                                                     (2,251,000)               --
                                                                                --------------      --------------
              Net cash provided by financing activities                             10,178,000          27,227,000
                                                                                --------------      --------------

Net increase in cash                                                                 4,382,000             827,000

Cash at beginning of period                                                          1,029,000             310,000
                                                                                --------------      --------------

Cash at end of period                                                           $    5,411,000      $    1,137,000
                                                                                ==============      ==============


                            See accompanying notes.

                  QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (UNAUDITED)


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

       The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three and nine months ended March 31, 1999 are not necessarily indicative of the operating results for the full fiscal year ending June 30, 1999. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's Annual Report filed on Form 10KSB for the fiscal year ended June 30, 1998.

       In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Account Standards ("FAS") No. 130, "Reporting Comprehensive Income" ("FAS 130"), which established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three and nine months ended March 31, 1999 and 1998, the Company's net income and comprehensive income were the same.

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

(2)    Debt Issuance

       On July 8, 1998, the Company completed a private placement (the "Note Offering") of $125,000,000 principal amount of its 12.5% Senior Notes due 2008 (the "Notes"). In addition, on July 8, 1998 and July 20, 1998, the Company completed a private equity placement (the "Private Placement"). Pursuant to the Note Offering, the Company issued and sold the Notes to certain institutional buyers pursuant to Rule 144A and Regulation D promulgated under the Securities Act of 1933, as amended. The Notes mature on July 1, 2008, and interest on the Notes is payable semiannually on January 1 and July 1 of each year, commencing January 1, 1999, at the rate of 12.5% per annum.

       The net proceeds received by the Company from the Note Offering and the Private Placement completed on July 8, 1998 of approximately $144.5 million and on July 20, 1998 of approximately $6.9 million were used to repay indebtedness outstanding under the Company's Credit Agreement, to repay indebtedness outstanding under certain retired bridge facilities, and to unwind an interest rate hedge contract at a cost of $3.5 million. Substantially all of the retired indebtedness was incurred to fund the acquisition of oil and natural gas properties from trusts managed by J.P. Morgan Investments.

       The Company maintains a revolving credit agreement, which requires, among other things, maintenance of a minimum interest coverage ratio of 1.5x. At March 31, 1999, the Company was in violation of this requirement. The Company has received a waiver of this violation.

       The Company's payment obligations under the Notes are fully, unconditionally and jointly and severally guaranteed on a senior subordinated basis by all of the current domestic subsidiaries and future Restricted Subsidiaries. Such guarantees are subordinated to the guarantees of Senior Debt issued by the Guarantors (as defined in the Indenture) under the Credit Agreement and to other guarantees of Senior Debt issued in the future. All of the Company's current subsidiaries are wholly owned. There are currently no contractual restrictions on distributions from the Guarantors to the Company.

       Separate financial statements and other disclosures concerning the Guarantors are not presented because management has determined they are not material to investors. The combined condensed financial information of the Company's current subsidiaries, the Guarantors, is as follows:

                                                            MARCH 31, 1999      JUNE 30, 1998
                                                            --------------      --------------
Current assets                                              $    6,031,000      $    6,172,000
Net property and equipment                                     107,909,000         142,421,000
Other assets, net                                                1,713,000           2,244,000
                                                            --------------      --------------

  Total assets                                              $  115,653,000      $  150,837,000
                                                            ==============      ==============

Current liabilities                                         $    2,832,000      $    6,145,000
Intercompany payables                                          154,680,000          23,703,000
Long-term debt                                                  17,307,000         151,423,000
Stockholder's deficit                                          (59,166,000)        (30,434,000)
                                                            --------------      --------------

  Total liabilities and stockholder's deficit               $  115,653,000      $  150,837,000
                                                            ==============      ==============


                                                                FOR THE NINE MONTHS ENDED
                                                                        MARCH 31,
                                                                 1999                1998
                                                            --------------      --------------

Oil and gas sales and net profits
  interests                                                 $   20,866,000      $    4,849,000

Costs and expenses:
  Production expenses                                            2,572,000           3,182,000
  General and administrative                                     1,192,000             713,000
  Depreciation, depletion and
    amortization                                                 9,614,000           1,312,000
  Write-down of oil and gas
    properties                                                  35,033,000                --
  Interest expense                                               1,342,000             684,000
  Other                                                           (157,000)            (13,000)
                                                            --------------      --------------
                                                                49,596,000           5,878,000
                                                            --------------      --------------

Net income (loss)                                           $  (28,730,000)     $   (1,029,000)
                                                            ==============      ==============

(3) Capital Stock

    During the nine months ended March 31, 1999 the Company issued 6,319,476 shares of its common stock for $30,803,000, net of costs (at per share prices ranging from $2.50 to $7.00). The Company also issued 1,073,046 shares of common stock for no additional consideration to stockholders who exercised repricing rights included with the Private Placement of common stock. Additionally, the Company issued 8,742 shares of its common stock valued at $65,000 ($7.4375 per share) as partial consideration for the acquisition of a natural gas property in Utah.

    During the nine months ended March 31, 1999 the holders of 3,010 shares of the Company's Series C preferred stock converted their Series C preferred stock into 788,638 shares of common stock. In conjunction with these conversions, the Company issued 40,320 shares of common stock in payment of stock dividends. The value of these stock dividends was $139,000. Additionally, during the nine months ended March 31, 1999 the Company repurchased 2,152 shares of Series C preferred stock. The funds used to complete this transaction were raised from the issuance of shares of the Company's common stock pursuant to a private placement.

(4) Write-down of Oil and Gas Properties

    The Company limits the capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, to the estimated future net revenues from proved oil and gas reserves less estimated future development costs and production expenditures, discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, as adjusted for future income tax effects. If capitalized costs exceed this limit (the full cost ceiling), the excess is charged to depreciation, depletion and amortization expense. During the quarter ended December 31, 1998 the Company recorded a full cost ceiling write-down of $35,033,000.

(5) Hedging Activities

    During the three months ended March 31, 1999 the Company received $765,000 in cash settlements and amortized $27,000 of deferred hedging costs as a result of its natural gas price hedging program. The Company paid $14,000 on its oil hedging program.

    During the nine months ended March 31, 1999 the Company received $1,446,000 in cash settlements and amortized $94,000 deferred hedging costs, as a result of its natural gas price hedging program. The Company received $133,000 on its oil price hedging program.

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

SELECTED FINANCIAL DATA

The following tables set forth selected financial data for the Company. The financial data were derived from the consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included herein. The consolidated financial statements for the three and nine month periods ended March 31, 1999 and 1998 reflect all adjustments which, in the opinion of the Company, are necessary for a fair presentation of the results of operations and the financial position of the Company. The results of operations for the three and nine months ended March 31, 1999 will not necessarily be indicative of the operating results for the full fiscal year ending June 30, 1999.



                                                          THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                               MARCH 31                             MARCH 31
                                                      1999                  1998             1999              1998
                                                  ------------          ------------     ------------      ------------
OPERATIONS DATA:
Oil and gas sales (1)                             $  7,659,000          $  1,507,000     $ 26,168,000      $  4,849,000
Oil and gas production expenses (1)                  1,935,000             1,108,000        7,968,000         3,182,000
                                                  ------------          ------------     ------------      ------------
Net oil and gas revenues                             5,724,000               399,000       18,200,000         1,667,000

General and administrative expenses                    863,000               428,000        2,242,000         1,646,000
Interest and financing expense (2)                   4,164,000               260,000       12,580,000           899,000
Depreciation, depletion and amortization (3)         2,894,000               469,000       10,560,000         1,340,000
Write-down of oil and gas properties                      --                    --         35,033,000              --
Interest and other income                             (131,000)              (65,000)        (197,000)          (80,000)
                                                  ------------          ------------     ------------      ------------
Net Loss                                          $ (2,066,000)         $   (693,000)    $(42,018,000)     $ (2,138,000)
                                                  ============          ============     ============      ============


1. Oil and gas sales and production expenses related to net profits interests have been presented as if such net profits interests were working interests.
2. Interest charges payable on outstanding debt obligations.
3. Depreciation, depletion and amortization includes $355,000 and $1,026,000 of amortized deferred charges related to debt obligations for the three and nine months ended March 31, 1999, respectively, and $27,000 and $93,000 of amortized deferred charges related to the Company's gas price hedging program for the three and nine months ended march 31, 1999, respectively.

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    MARCH 31                       MARCH 31
                                                               1999           1998           1999           1998
                                                            ----------     ----------     ----------     ----------

SALES DATA
  Oil (Mbbls)                                                    123.0           60.5          398.0          184.6
  Gas (Mmcf)                                                   3,105.0          244.4       10,154.5          736.1
  Mmcfe                                                        3,843.0          607.6       12,542.6        1,843.4
  MBOE                                                           640.5          101.3        2,090.4          307.2

AVERAGE SALES PRICE
  Oil (per Bbl)                                             $     8.78     $    16.60     $    11.52     $    17.19
  Gas (per Mcf)                                             $     2.12     $     2.06     $     2.13     $     2.28
  Per Mcfe                                                  $     1.99     $     2.48     $     2.09     $     2.63
  Per BOE                                                   $    11.96     $    14.88     $    12.52     $    15.78

AVERAGE COST DATA ($/MCFE):
  Production and operating costs                            $     0.50     $     1.82     $     0.64     $     1.73
  Depreciation, depletion and amortization of oil
     and gas properties                                     $     0.64     $     0.77     $     0.75     $     0.73
  General and administrative expenses                       $     0.22     $     0.70     $     0.18     $     0.89
  Interest and financing expense                            $     1.08     $     0.43     $     1.00     $     0.49


The following discussion of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included herein.


THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

RESULTS OF OPERATIONS

The following discussion and analysis reflects the operating results as if the net profits interest were working interests. The Company believes that this will provide the readers of the report a more meaningful understanding of the underlying operating results and conditions for the period.

REVENUES: The Company's total revenues rose by $6.2 million (408%) to $7.7 million for the three months ended March 31, 1999, from $1.5 million during the comparable period in 1998.

The Company produced 123,000 barrels of crude oil during the three months ended March 31, 1999, an increase of 63,000 barrels (103%) over the 60,000 barrels produced during the comparable period in 1998. This increase was comprised of an overall decrease of 8,000 barrels (14%) from the properties that the Company owned during both periods and an increase of 71,000 barrels from the properties acquired during the period April 1, 1998 to December 31, 1998. The decrease in production of crude oil from the properties owned during the comparative quarters is a reflection of the natural depletion of the crude oil reservoirs, offset by the successful development and exploitation efforts of the Company.

The Company produced 3,105,000 Mcf of natural gas during the three months ended March 31, 1999, an increase of 2,861,000 Mcf (1,171%) over the 244,000 Mcf produced during the comparable period in 1998. This increase consists of a decrease of 14,000 Mcf (6%) from the properties that the Company owned during both periods and an increase of 2,875,000 Mcf from the properties acquired during the period April 1, 1998 to December 31, 1998. The decrease in production of natural gas from the properties owned during the comparative quarters is a reflection of the natural depletion of the natural gas reservoirs, offset by the successful development and exploitation efforts of the Company.

On a thousand cubic feet of gas equivalent (Mcfe) basis, production for the three months ended March 31, 1999 was 3,843,000 Mcfe, up 3,235,000 Mcfe (532%) over the 608,000 Mcfe produced during the comparable period in 1998.

The increase in revenues arising from the increased production has been buffered by the significant industry-wide decline in oil and natural gas prices, which has been mitigated by the Company's natural gas price management program. The average price per barrel of crude oil sold by the Company during the three months ended March 31, 1999 was $8.78, a decrease of $7.82 per barrel (47%) from the $16.60 per barrel during the three months ended March 31, 1998. The average price per Mcf of natural gas sold by the Company was $2.12 during the three months ended March 31, 1999, an increase of $0.06 per Mcf (3%) from the $2.06 per Mcf during the comparable period in 1998. Crude oil and natural gas prices have increased subsequent to March 31, 1999. On an Mcfe basis, the average price received by the Company during the three months ended March 31, 1999 was $1.99, a $0.49 decrease (20%) from the $2.48 the Company received during the comparable period in 1998.

During the three months ended March 31, 1999 the Company received $765,000 in cash settlements and amortized $27,000 of deferred hedging costs, as a result of its natural gas price hedging program. The net positive effect on the average natural gas prices received by the Company during the period was $0.24 per Mcf (13%). The Company paid $14,000 on its oil price hedging program. The net negative effect on average oil prices received by the Company during the period was $0.11 per barrel (1%). During the comparable period in 1998 the Company neither received nor paid any cash on its natural gas price-hedging program. The Company received $74,000 ($1.22 per barrel) on its oil price-hedging program during the three months ended March 31, 1998.

SEVERANCE AND PRODUCTION TAXES: Severance and production taxes were $275,000 ($0.07 per Mcfe) during the three months ended March 31, 1999, as compared to $93,000 ($0.15 per Mcfe) during the comparable period in 1998. The increase of $182,000 (195%) is a result of the 408% increase in revenues for the three month period ended March 31, 1999, as compared to the same period for 1998. This increase was buffered by the shift in revenues from 39% gas during the three months ended March 31, 1998 to 85% gas during the three months ended March 31, 1999. The reduction in severance and production taxes on a per Mcfe basis relates to severance and production tax abatements on certain net profits interests.

PRODUCTION EXPENSES: The Company's lease operating expenses rose to $1.7 million for the three months ended March 31, 1999, an increase of $645,000 (64%) over the $1.0 million incurred during the comparable period in 1998. This increase is a result of the increased production of crude oil and natural gas by the Company. Lease operating expenses were $0.43 per Mcfe during the three months ended March 31, 1999; a decrease of $1.24 (74%) from the $1.67 per Mcfe incurred during the comparable period in 1998. This improvement is a result of the acquisition of properties with lower average operating costs per Mcfe than those the Company has owned during the preceding years and improved efficiencies at an operating level.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE: Depreciation, depletion and amortization of oil and gas properties and related oil field equipment were $2.5 million ($0.64 per Mcfe) during the three months ended March 31, 1999, an increase of $2.2 million (932%) over the $240,000 ($0.77 per Mcfe) charged to income during the comparable period in 1998. The increase in the provision is primarily a result of the 532% Mcfe increase in production for the three month period ended March 31, 1999, as compared to the same period for 1998. On a cost per Mcfe basis, the decrease of $0.13 per Mcfe (16%) is primarily the result of the write-down of oil and gas properties the Company recorded at December 31, 1998, offset by the increased average cost of reserves the Company acquired during the period April 1,1998 to March 31, 1999.

GENERAL AND ADMINISTRATIVE EXPENSES: The Company incurred $863,000 ($0.22 per
Mcfe) in general and administrative costs during the three months ended March 31, 1999, an increase of $435,000 (102%) over the $428,000 ($0.70 per Mcfe)
incurred during the comparable period in 1998. This is a reflection of the increased management support requirements of the Company as it continues to acquire new properties, redevelop existing properties and raise the funds necessary to accomplish these activities. Since inception the Company has been growth oriented and has directed its efforts at acquiring and developing oil and natural gas producing properties.

This activity requires additional personnel and outside consultants, thereby increasing general and administrative costs.

INTEREST EXPENSE: The interest expense of $4.5 million for the three months ended March 31, 1999 is comprised of $4.2 million in cash interest charges and $354,000 of amortized deferred costs. Interest expense increased by $4.2 million, to $4.5 million for the three months ended March 31, 1999, compared to $260,000 for the three months ended March 31, 1998. This increase is a function of the increased debt the Company incurred, primarily related to the acquisition of the net profits and royalty interests in April 1998.

NET LOSS: The Company has incurred losses since its inception, including $2.1 million ($0.06 per common share) for the three months ended March 31, 1999 compared to $693,000 ($0.03/share) for the three months ended March 31, 1998. The decline in oil and natural gas prices since December 31, 1997 caused the Company to record non-cash write-downs of oil and gas properties of $28,166,000 and $35,033,000 for the year ended June 30, 1998 and during the nine months ended March 31, 1999, respectively. Further declines in oil and natural gas prices could lead to additional non-cash write-downs of the Company's oil and gas properties. The Company currently believes, but cannot assure, that as a result of the April 1998 acquisition of net profits and royalty interests from J.P. Morgan that the Company's future revenues from crude oil and natural gas will be sufficient to cover its production costs and operating expenses, provided that the prevailing prices for crude oil and natural gas do not decline further and production volume is maintained. The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil and natural gas produced by the Company (see "-Changes in Prices and Hedging Activities"). In addition, the Company's proved reserves will decline as crude oil and natural gas are produced unless the Company is successful in acquiring additional properties containing proved reserves or conducts successful exploration and development activities.

THE NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1998

RESULTS OF OPERATIONS

The following discussion and analysis reflects the operating results as if the net profits interests were working interests. The Company believes that this will provide the readers of the report with a more meaningful understanding of the underlying operating results and conditions for the period.

REVENUES: The Company's total revenues rose by $21.3 million (440%) to $26.2 million for the nine months ended March 31, 1999, from $4.8 million during the comparable period in 1998.

The Company produced 398,000 barrels of crude oil during the nine months ended March 31, 1999, an increase of 213,000 barrels (116%) over the 185,000 barrels produced during the comparable period in 1998. This increase was comprised of a decrease of 11,000 barrels (6%) from the properties that the Company owned during both periods and an increase of 224,000 barrels from the properties acquired during the period April 1, 1998 to December 31, 1998. The decrease in production of crude oil from the properties owned during the comparative quarters is a reflection of the natural depletion of the crude oil reservoirs, offset by the development and exploitation efforts of the Company.

The Company produced 10,154,000 Mcf of natural gas during the nine months ended March 31, 1999, an increase of 9,418,000 Mcf (1,280%) over the 736,000 Mcf produced during the comparable period in 1998. This increase consists of an increase of 25,000 Mcf (3%) from the properties that the Company owned during both periods and an increase of 9,393,000 Mcf from the properties acquired during the period April 1, 1998 to December 31, 1998. The increase in production from the properties owned during the comparative quarters is a result of the successful development and exploitation efforts of the Company, offset by the natural depletion of the natural gas reservoirs.

On a thousand cubic feet of gas equivalent ("Mcfe") basis, production for the nine months ended March 31, 1999 was 12,542,000 Mcfe, up 10,699,000 (580%) over the 1,843,000 Mcfe produced during the comparable period in 1998.

The increase in revenues arising from the increased production has been buffered by the significant industry-wide decline in oil and natural gas prices. The average price per barrel of crude oil sold by the Company during the nine months ended March 31, 1999 was $11.52, a decrease of $5.67 per barrel (33%) from the $17.19 per barrel during the nine months ended March 31, 1998. The average price per Mcf of natural gas sold by the Company was $2.13 during the nine months ended March 31, 1999, a decrease of $0.15 per Mcf (7%) from the $2.28 per Mcf during the comparable period in 1998. Crude oil and natural gas prices have increased subsequent to March 31, 1999. On an Mcfe basis, the average price received by the Company during the nine months ended March 31, 1999 was $2.09, a $0.54 decrease (21%) from the $2.63 the Company received during the comparable period in 1998.

During the nine months March 31, 1999 the Company received $1,446,000 in cash settlements and amortized $94,000 of deferred hedging costs, as a result of its natural gas price hedging program. The net positive effect on the average natural gas prices received by the Company during the period was $0.13 per Mcf (6%). An additional $133,000 was received on its oil price hedging program. The net positive effect on average oil prices received by the Company during the period was $0.33 per barrel (3%). During the comparable period in 1998 the Company paid $36,000 ($0.05 per Mcf) on its natural gas price-hedging program. The Company received $68,000 ($0.37 per barrel) on its oil price-hedging program during the nine months ended March 31, 1998.

SEVERANCE AND PRODUCTION TAXES: Severance and production taxes were $1.1 million ($0.09 per Mcfe) during the nine months ended March 31, 1999, as compared to $314,000 ($0.17 per Mcfe) during the comparable period in 1998. The increase of $805,000 (256%) is a result of the 440% increase revenues for the nine month period ended March 31, 1999, as compared to the same period for 1998. This increase was buffered by the shift in revenues from 35% gas during the nine months ended March 31, 1998 to 82% gas during the nine months ended March 31, 1999. The reduction in severance and production taxes on a per Mcfe basis relates to severance and production tax abatements on certain net profits interests.

PRODUCTION EXPENSES: The Company's lease operating expenses rose to $6.8 million for the nine months ended March 31, 1999, an increase of $4.0 million (139%) over the $2.9 million incurred during the comparable period in 1998. This increase is a result of the increased production of crude oil and natural gas by the Company. Lease operating expenses were $0.55 per Mcfe during the nine months ended March 31, 1999, a decrease of $1.01 (65%) from the $1.56 per Mcfe incurred during the comparable period in 1998. This improvement is a result of improved efficiencies at an operating level and the acquisition of properties with lower average operating costs per Mcfe than those the Company has owned during the preceding years.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE: Depreciation, depletion and amortization of oil and gas properties and related oil field equipment were $9.3 million ($0.75 per Mcfe) during the nine months ended March 31, 1999, an increase of $8.3 million (777%) over the $1.1 million ($0.73 per Mcfe) charged to income during the comparable period in 1998. The increase in the provision is primarily a result of the 580% Mcfe increase in production for the nine month period ended March 31, 1999, as compared to the same period for 1998. On a cost per Mcfe basis, the increase of $0.02 per Mcfe (2%) is primarily the result of the increased average cost of reserves the Company acquired during the period April 1, 1998 to December 31, 1998 offset by the $35.0 million writedown of oil and gas properties recorded at December 31,1998. The Company was not required to record a similar write-down at March 31, 1998.

GENERAL AND ADMINISTRATIVE EXPENSES: The Company incurred $2.2 million ($0.18 per Mcfe) in general and administrative costs during the nine months ended March 31, 1999, an increase of $596,000 (36%) over the $1.6 million ($0.89 per Mcfe) incurred during the comparable period in 1998. This is a reflection of the increased management support requirements of the Company as it continues to acquire new properties, redevelop existing properties and raise the funds necessary to accomplish these activities. Since inception the Company has been growth oriented and has directed its efforts at acquiring and developing oil and natural gas producing properties. This activity requires additional personnel and outside consultants thereby increasing general and administrative expenses.

INTEREST EXPENSE: The interest expense of $13.6 million for the nine months ended March 31, 1999 is comprised of $12.6 million in cash interest charges and $1.0 million of amortized deferred costs. Interest expense increased by $12.7 million, to $13.6 million for the nine months ended March 31, 1999, compared to $899,000 for the nine months ended March 31, 1998. This increase is a function of the increased debt the Company incurred, primarily related to the acquisition of the net profits and royalty interests in April 1998.

NET LOSS: The Company has incurred losses since its inception, including $42.0 million ($1.36 per common share) for the nine months ended March 31, 1999 compared to $2.1 million ($0.09/share) for the nine months ended March 31, 1998. The decline in oil and natural gas prices since December 31, 1997 caused the Company to record non-cash write-downs of oil and gas properties of $28,166,000 and $35,033,000 for the year ended June 30, 1998 and during the nine months ended March 31, 1999, respectively. Further declines in oil and natural gas prices could lead to additional non-cash write-downs of the Company's oil and gas properties. The Company currently believes, but cannot assure, that as a result of the April 1998 acquisition of net profits and royalty interests from J.P. Morgan that the Company's future revenues from crude oil and natural gas will be sufficient to cover its production costs and operating expenses, provided that the prevailing prices for crude oil and natural gas do not decline and production volume is maintained. The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil and natural gas produced by the Company (see "Changes in Prices and Hedging Activities"). In addition, the Company's proved reserves will decline as crude oil and natural gas are produced unless the Company is successful in acquiring additional properties containing proved reserves or conducts successful exploration and development activities.

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

The Company's objective is to use incremental debt, the proceeds from the issuance of equity securities and the proceeds from the sale of non-core oil and gas properties to fund a portion of its development and exploitation program and to fund the acquisition of additional oil and natural gas properties. The availability of funds under the Credit Agreement (as defined below) is subject to periodic redeterminations by the bank and there can be no assurance that such funds will be available to the Company to meet its budgeted capital spending. Furthermore, the Company's ability to borrow other than under the Amended and Restated Credit Agreement dated as of April 17, 1998 as amended with Bank of Montreal, as agent for the Lenders thereunder (the "Credit Agreement") is subject to restrictions imposed by such Credit Agreement. If the Company cannot secure additional funds for its planned development and exploitation activities, then the Company will be required to delay or reduce substantially both of such activities.

SOURCES OF CAPITAL

The Company's principal sources of capital for funding its business activities have been cash flow from operations, debt financings and the issuance of equity securities. The Company's sources of funds from debt financings include funds available under the Credit Agreement and the Company's Subordinated Revolving Credit Agreement (the "ECT Revolving Credit Agreement") with Enron Capital and Trade Resources Corporation.

On April 17, 1998, the Company amended and restated its Credit Agreement with Bank of Montreal as agent for the lender parties thereto. The Credit Agreement provides for borrowings up to $125.0 million (subject to borrowing base limitations) from such lenders to, among other things, fund development and exploitation expenditures, acquisitions and general working capital. The loan under the Credit Agreement is secured by a first lien on substantially all of the Company's oil and natural gas properties. Pursuant to the Credit Agreement the Company is subject to certain affirmative and negative financial and operating covenants that are usual and customary for transactions of this nature.

On March 31, 1999 the Company was not in compliance with a fixed charge coverage ratio covenant of 1.5x, as required by the Credit Agreement. The Company received a waiver under the Credit Agreement from the Bank regarding this covenant breach.

On May 14, 1999 the Credit Agreement was amended to provide for a credit line of $17.15 million, all of which is outstanding at May 14, 1999, interest is to be charged at Bank Prime plus two percent (currently 9.75%) and payable monthly and loans under the Credit Agreement are to mature on October 1, 2000 with no scheduled amortization or repayment of principal. The fixed charge ratio covenant has been reset to 1.15x. In the event of the sale of oil and natural gas properties, the May 14, 1999 Amendment to the Credit Agreement provides that a portion of the net proceeds received by the Company pursuant to the sale of those properties will be applied to reduce the credit amount.

The Company periodically reviews its portfolio of oil and natural gas properties with a view to identifying and divesting properties that no longer fit the Company's strategic focus, including fitting within the Company's core geographic areas of interest. The Company is actively pursuing the sale of certain non-core properties. The Company intends to sell non-core oil and gas properties and in the event such sales occur, has agreed that a portion of the net proceeds received by the Company will be used to reduce the availability of credit under the Credit Agreement. However, there can be no assurance the Company will complete any divestment of non-core properties. Therefore, the Company must rely primarily on the cash generated from operations to fund operating expenses, general and administrative expenses and interest expense and to contribute to its capital expenditure program, in conjunction with the ECT Revolving Credit Agreement, until such time as the Credit Agreement is either amended or replaced.

Effective December 29, 1997, the Company established the ECT Revolving Credit Agreement with ECT, as a lender and as agent for the lenders thereto, to fund on a revolving basis, capital costs incurred with future development projects and to fund further acquisitions. The ECT Revolving Credit Agreement is subordinate to the Credit Agreement. The ECT Revolving Credit Agreement provides for borrowings up to $10.0 million, on a revolving basis and subject to borrowing base limitations, which has been initially set at an amount equal to 40% of the borrowing base established from time to time under the Credit Agreement. This facility is designed to provide bridge financing for development projects and acquisitions to be completed on relatively short notice or until the affected assets are eligible to be included in the borrowing base for the Credit Agreement or financed with longer-term indebtedness or equity capital; provided, that the availability for acquisitions under the facility is limited to the lesser of $5.0 million or 50% of the borrowing base as in effect from time to time. Borrowings in excess of certain amounts under the ECT Revolving Credit Agreement will reduce the available borrowing base under the Credit Agreement. The loan is secured by a second priority lien and security interest (behind the first lien position of the Credit Agreement) in approximately 95% of the oil and natural gas properties of the Company. There was no indebtedness outstanding under this facility on May 14, 1999.

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

During the nine months ended March 31, 1999, the Company issued an aggregate of 1,073,046 shares of Common Stock to stockholders who exercised repricing rights under the Amended and Restated Securities Purchase Agreement dated as of July 8, 1998 among the Company and the buyers signatory thereto. The repricing rights were issued in connection with the July 1998 private placement and permit the holders to acquire shares of Common Stock without the payment of additional consideration if the Company's Common Stock does not achieve certain price thresholds in excess of the original issuance of the shares purchased by the holders in the July 1998 private placement. The resale of these shares of Common Stock has been registered pursuant to a Registration Statement on Form S-3 filed by the Company and declared effective by the Securities and Exchange Commission.

During the nine months ended March 31, 1999, the Company issued an aggregate of 788,638 shares of Common Stock upon conversion of 3,010 shares of the Company's Series C Convertible Preferred Stock by the holders thereof and 40,320 shares of Common Stock as payment of dividends at the time of the conversion. The resale of these shares of Common Stock has been registered pursuant to a Registration Statement on Form S-3 filed by the Company and declared effective by the Securities and Exchange Commission.

Due to the current market price of the Company's Common Stock, it is likely that additional shares of Common Stock will be issued upon exercise of Repricing Rights and upon conversion of the Series C Convertible Preferred Stock.

Pursuant to a Securities Purchase Agreement dated November 10, 1998 among the Company and the buyers signatory thereto, the Company issued on November 24, 1998, to the buyers, an aggregate of (i) 416,667 shares of Common Stock, (ii) certain repricing rights to acquire additional shares of Common Stock and (iii) warrants to purchase an aggregate of 50,000 shares of Common Stock at $6.00 per common share in exchange for aggregate cash consideration of $2.5 million. The Company used the net proceeds from this equity placement to repurchase an aggregate of 2,152 shares of Series C Convertible Preferred Stock from two holders thereof.

The November Share Purchase Agreement provides that the reset rights became exercisable in stages beginning on March 11, 1999. To date none of the buyers have exercised any reset rights under the Agreement.

Pursuant to the Securities Purchase Agreement dated March 27, 1997 (the "Agreement") between the Company and Joint Energy Development Investments Limited Partnership ("JEDI"), the Company granted certain maintenance rights to JEDI to allow it to maintain its relative voting position in the event that the Company issued additional shares of voting stock subsequent to the date of the Agreement and up to December 31, 1999. For the period up to and including December 31, 1998, the JEDI maintenance rights were to be manifested in share purchase warrants exercisable within one year of the date of issuance of and at the same effective price as the voting stock giving rise to the maintenance right. Following that date no warrants are to be issued and JEDI must exercise the maintenance rights within 30 days of being notified by the Company of additional issuances of voting stock. Since January 1, 1999 JEDI has accrued the right to purchase an aggregate of 334,135 shares of common stock pursuant to the maintenance rights provisions at prices ranging from $1.00 to $3.50 but has not exercised any of those maintenance rights.

On April 9 the Company issued 2,650,000 warrants to Northern Tier Asset Management, Inc. in consideration for investment banking services to be provided to the Company by Northern Tier. The warrants have an exercise price of $1.50 per share and expire at various times from July 31, 1999 to June 30, 2000. The warrants carry a cashless exercise feature that allows them to be exercised for shares in proportion to the difference between the exercise price and the market price at the time of exercise. The market price applicable to the cashless exercise is capped at various levels between $2.00 and $3.00.

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

USES OF CAPITAL

Since commencing its oil and natural gas operations in August 1994 the Company has completed 20 acquisitions of oil and natural gas producing properties. Through March 31, 1999, the Company had expended a total of $187 million in acquiring, developing and exploiting oil and natural gas producing properties. Initially, the operations of the Company represented a net use of funds. The Company generated positive cash flow from operations during the nine months ended March 31, 1999. The Company initially expected to spend $17 million on the development and exploitation of its oil and natural gas properties during the fiscal year ended June 30, 1999. During the nine months ended March 31, 1999 the Company spent $10 million on the development and exploitation of its oil and natural gas properties. Due to low oil and natural gas prices the Company has deferred some development and exploitation projects and has extended others over a longer period of time. The Company exercises a fair degree of control over the timing of the individual projects that comprise the development and exploitation program. The Company now expects to spend between $1 million and $3 million between April 1 and June 30, 1999. With the recent improvements in oil and natural gas prices the Company is currently re-evaluating its development and exploitation projects with a view of increasing it capital expenditure budget.

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

INFLATION

During the past several years, the Company has experienced moderate increases in property acquisition and development costs. During the fiscal year ended June 30, 1998, the Company received somewhat lower commodity prices for the natural resources produced from its properties. Oil and gas prices have decreased during the nine months ended March 31, 1999. However, late in March, 1999 prices started to rise. The results of operations and cash flow of the Company have been, and will continue to be, affected to a certain extent by the volatility in oil and natural gas prices. Should the Company experience a significant increase in oil and natural gas prices that is sustained over a prolonged period, it would expect that there would also be a corresponding increase in oil and natural gas finding costs, lease acquisition costs, and operating expenses.

CHANGES IN PRICES AND HEDGING ACTIVITIES

Annual average oil and natural gas prices have fluctuated significantly over the past two years. The table below sets out the Company's weighted average price per barrel and the weighted average price per Mcf, the impact of its hedging programs and the NYMEX indices.

                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   MARCH 31                   MARCH 31
                                                             1999          1998          1999          1998
                                                           --------      --------      --------      --------
Gas (per mcf)
  Price received at wellhead                               $   1.88      $   2.06      $   2.00      $   2.33
  Effect of hedge contracts                                    0.24          0.00          0.13         (0.05)
                                                           --------      --------      --------      --------
  Effective price received, including hedge contracts      $   2.12      $   2.06      $   2.13      $   2.28
                                                           ========      ========      ========      ========

  Average NYMEX Henry Hub                                  $   1.75      $   2.18      $   1.97      $   2.54
  Average basis differential including hedge contracts     $   0.37      ($  0.12)     $   0.16      ($  0.26)
  Average basis differential excluding hedge contracts     $   0.13      ($  0.12)     $   0.03      ($  0.21)

Oil (per barrel)
  Average price received at wellhead per barrel            $   8.89      $  15.38      $  11.19      $  16.82
  Average effect of hedge contract                            (0.11)         1.22          0.33          0.37
                                                           --------      --------      --------      --------
  Average price received, including hedge contracts        $   8.78      $  16.60      $  11.52      $  17.19
                                                           ========      ========      ========      ========

  Average NYMEX Sweet Light Oil                            $  13.06      $  16.06      $  13.38      $  18.60
  Average basis differential including hedge contracts     $  (4.28)     $   0.54      $  (1.86)     $  (1.41)
  Average basis differential excluding hedge contracts     $  (4.17)     $  (0.68)     $  (2.19)     $  (1.78)

The table below sets out volume of natural gas hedged with a floor price of $1.90 per MMBtu with Enron. The volumes presented in this table are divided equally over the months during the period:

                                                     Volume
  Period Beginning        Period Ending              (MMBtu)
  ----------------        -------------              -------
  January 1, 1999         December 31, 1999         1,080,000
  January 1, 2000         December 31, 2000           880,000
  January 1, 2001         December 31, 2001           740,000
  January 1, 2002         December 31, 2002           640,000
  January 1, 2003         December 31, 2003           560,000


The table below sets out volume of natural gas hedged with a swap at $2.40 per MMBtu with Enron. The volumes presented in this table are divided equally over the months during the period:

                                                                 Volume
  Period Beginning            Period Ending                      (MMBtu)
  ----------------            -------------                      -------
  January 1, 1999             December 31, 1999                   2,710,000
  January 1, 2000             December 31, 2000                   2,200,000
  January 1, 2001             December 31, 2001                   1,850,000
  January 1, 2002             December 31, 2002                   1,600,000
  January 1, 2003             December 31, 2003                   1,400,000


Effective May 1, 1998 through December 31, 2003 the Company has a contract involving the hedging of a portion of its future natural gas production involving floor and ceiling prices as set out in the table below. The volumes presented in this table are divided equally over the months during the period.

                                                                        Volume          Floor       Ceiling
               Period Ending               Period Ending               (MMBtu)          Price        Price
               -------------               -------------               -------          -----        -----
               January 1, 9999             December 31, 1999          4,330,000          $2.00        $2.70
               January 1, 2000             December 31, 2000          3,520,000          $2.00        $2.70
               January 1, 2001             April 30, 2001               990,000          $2.00        $2.70
               May 1, 2001                 December 31, 2001          1,980,000          $2.00        $2.80
               January 1, 2002             April 30, 2002               850,000          $2.00        $2.80
               May 1, 2002                 December 31, 2002          1,700,000          $2.00        $2.90
               January 1, 2003             December 31, 2003          2,250,000          $2.00        $2.90

Effective April 1, 1999 the Company entered into a swap agreement on 5,000 barrels of crude oil per month with Enron at $14.35 per barrel. This agreement is for the 3 months ending June 1999 and is extendable for the three months of July, August and September 1999 at the option of Enron.

Effective April 1, 1999 the Company entered into a swap agreement on 5,000 barrels of crude oil per month with Enron at $14.82 per barrel. This agreement is for the 3 months ending June 1999 and is extendable for the three months of July, August and September 1999 at the option of Enron.

Effective March 1, 1999 the Company entered into a swap agreement on 10,000 barrels of crude oil per month with Enron at $13.50 per barrel. This agreement is for the 3 months ending May 1999 and is extendable for the three months of June, July and August 1999 at the option of Enron.

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

YEAR 2000 COMPUTER ISSUE

GENERAL: The Company is addressing the potential impact of the Year 2000 ("Y2K") issue on its operations. A review of internal systems has been initiated and a review of the state of readiness of significant suppliers and customers will be undertaken over the next few months. It is believed that appropriate remedial action can be completed in advance of the year 2000 and the costs of such action will not have a material affect on the financial condition or results of operations of the Company.

STATE OF READINESS: The Company currently uses commercially available software for its management information ("IT") systems including accounting, engineering evaluation, acquisition analysis and word processing. This software is warranted by the suppliers/manufacturers to be Y2K compliant. The Company has not taken any steps to independently verify the truth of such warranties but has no reason to believe that the software is not as warranted. The Company has begun a review of non-IT systems, which it expects to complete in the next few months.

COSTS OF COMPLIANCE: Management believes that the cost of compliance will be minimal. As its IT systems were warranted to be compliant when purchased, the Company has not incurred, nor does it expect to incur any significant incremental costs to modify or replace such systems to make them compliant. Non-IT systems are currently being evaluated to determine whether and to what extent they may be non-compliant. Management does not currently believe that the amount of non-compliant equipment will be found to be significant nor will the cost to modify or replace such equipment be material.

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

RISK: Any Y2K problems that do occur will likely manifest themselves in reduced production through equipment shut down or impaired liquidity through inability of customers to take delivery or process payment.

CONTINGENCY: The Company plans to establish contingency plans once its verification program is complete and the risks have been more fully quantified.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Changes in Prices and Hedging Activities".

                          PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         ISSUANCE OF WARRANTS. Pursuant to a Consulting Agreement (the "Consulting Agreement") dated April 9, 1999 between the Company and Northern Tier Asset Management, Inc. ("Northern Tier"), the Company issued to Northern Tier warrants to purchase an aggregate of 2,625,000 shares of the Company's common stock (the "Northern Tier Warrants") in exchange for Northern Tier's agreement to provide us certain consulting services. The consulting services to be provided include advice and counsel regarding the Company's strategic business and financial plans, strategy and negotiations with potential lenders and investors and other involving financial and financially related transactions. The term of the Consulting Agreement is from April 1, 1999 until the earlier to occur of July 31, 2000 and the termination of the Consulting Agreement.

         The Northern Tier Warrants were issued in eleven series with expiration dates ranging from July 31, 1999 to June 30, 2000 at an exercise price of $1.50. The warrants provide for customary adjustments to the exercise price and number of shares to be issued in the event of certain dividends and distributions to holders of common stock, stock splits, combinations and mergers. The warrants also include customary provisions with respect to, among other things, transfer of the Northern Tier Warrants, mutilated or lost warrant certificates, and notices to holder(s) of the warrants.

         The issuance of the Northern Tier Warrants was made in reliance on
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Company has filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register the resale of the shares of Common Stock issuable pursuant to the Northern Tier Warrants.

         OTHER ISSUANCES OF COMMON STOCK. During the quarter ended March 31, 1999, pursuant to Section 3(a)(9) of the Securities Act, the Company issued an aggregate of 258,427 shares of Common Stock to stockholders who exercised repricing rights under the Amended and Restated Securities Purchase Agreement dated as of July 8, 1998 among the Company and the buyers signatory thereto. The repricing rights were issued in connection with the July 1998 private placement and permit the holders to acquire shares of Common Stock without the payment of additional consideration if the Company's Common Stock does not achieve certain price thresholds in excess of the original issuance of the shares purchased by the holders in the July 1998 private placement. The resale of these shares of Common Stock is registered pursuant to a Registration Statement on Form S-3 filed by the Company and declared effective by the Securities and Exchange Commission.

         During the quarter ended March 31, 1999, pursuant to Section 3(a)(9) of the Securities Act, the Company issued an aggregate of 416,325 shares upon conversion of 720 shares of the Company's Series C Convertible Preferred Stock by the holders thereof. The resale of these shares of Common Stock is registered pursuant to a Registration Statement on Form S-3 filed by the Company and declared effective by the Securities and Exchange Commission.

         Due to the current market price of the Company's Common Stock, it is likely that additional shares of Common Stock will be issued upon exercise of Repricing Rights and upon conversion of the Series C Convertible Preferred Stock.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  EXHIBITS.

         4.1 Fourth Amendment to Amended Restated Credit Agreement among the Company, Queen Sand Resources, Inc., a Nevada corporation, Bank of Montreal, as Agent and the lenders signatory thereto, effective as of May 14, 1999.

         4.37 Form of Common Stock Purchase Warrant issued to Northern Tier Asset Management, Inc., filed as Exhibit 4.37 to the Company's Registration Statement on form S-3 (No. 333-78001), filed on May 7, 1999 (the "Form S-3") and incorporated by reference herein.

         4.38 Registration Rights Agreement, dated as of April 9, 1999, between the Company and Northern Tier Asset Management, Inc., filed as Exhibit 4.38 to the Form S-3 and incorporated by reference herein.

         4.39 Consulting Agreement, dated as of April 9, 1999, between the Company and Northern Tier Asset Management Asset Inc., filed as Exhibit 4.39 to the Form S-3 and incorporated by reference herein.

         27       Financial Data Schedule

    (b)  REPORTS ON FORM 8-K.
         NONE

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      QUEEN SAND RESOURCES, INC.



                                      By:  /s/ Edward J. Munden
                                      -----------------------------------------
                                      Edward. J. Munden
                                      President and Chief Executive Officer



                                      By:  /s/ Ronald Benn
                                      -----------------------------------------
                                      Ronald Benn
                                      Chief Financial Officer



Date:  May 17, 1999

                               INDEX TO EXHIBITS

        Exhibit
        Number                      Description
        ------                      -----------
         4.1      Fourth Amendment to Amended Restated Credit Agreement among the Company, Queen Sand Resources, Inc., a Nevada
                  corporation, Bank of Montreal, as Agent and the lenders
                  signatory thereto, effective as of May 14, 1999.

         27       Financial Data Schedule