Form 10-K
period 1999-06-30
QUEEN SAND RESOURCES INC; QUEEN SAND OPERATING CO; QUEEN SAND RESOURCES INC /NV/; CORRIDA RESOURCES INC
filed 1999-10-13
CIK 943548, 1068118, 1068119, 1068120

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999
                                       OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM _____________ TO _____________
                         COMMISSION FILE NUMBER 0-21179

                           QUEEN SAND RESOURCES, INC.
                           QUEEN SAND RESOURCES, INC./NV/
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

             13760 NOEL RD., SUITE 1030
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

                         ------------------------------

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
         YES [X]  NO  [  ]

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANTS' KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT OF THIS FORM 10-K.

         STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES (ALL DIRECTORS, OFFICERS AND 5% OR MORE SHAREHOLDERS ARE PRESUMED TO BE AFFILIATES) OF THE REGISTRANT ON SEPTEMBER 10, 1999, WAS $8,816,683 BASED ON THE CLOSING PRICE PER SHARE OF THE COMMON STOCK ON SUCH DATE.

         THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $0.0015 PER SHARE, OF REGISTRANT OUTSTANDING ON SEPTEMBER 10, 1999 WAS 34,216,106.

                       DOCUMENTS INCORPORATED BY REFERENCE

         PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF STOCKHOLDERS, EXPECTED TO BE FILED ON OR PRIOR TO OCTOBER 28, 1999, ARE INCORPORATED BY REFERENCE INTO PART III.



================================================================================

                                TABLE OF CONTENTS


                                                                                                               PAGE
                                                                                                               ----

PART I............................................................................................................2
              Item 1.      Business...............................................................................2
              Item 2.      Properties............................................................................27
              Item 3.      Legal Proceedings.....................................................................28
              Item 4.      Submission of Matters to a Vote of Security Holders...................................28

PART II..........................................................................................................29
              Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.................29
              Item 6.      Selected Financial Data...............................................................30
              Item 7.      Management's Discussion and Analysis of Financial Condition and
                           Results of Operations.................................................................31
              Item 7A.     Quantitative and Qualitative Disclosure About Market Risk.............................45
              Item 8.      Financial Statements and Supplementary Data...........................................46
              Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................................46

PART III.........................................................................................................47
              Item 10.     Directors and Executive Officers of the Registrant....................................47
              Item 11.     Executive Compensation................................................................47
              Item 12.     Security Ownership of Certain Beneficial Owners and Management........................47
              Item 13.     Certain Relationships and Related Transactions........................................47

PART IV..........................................................................................................48
              Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................48

GLOSSARY.........................................................................................................55

SIGNATURE PAGE...................................................................................................58

                           QUEEN SAND RESOURCES, INC.

                                     PART I


A WARNING ABOUT FORWARD-LOOKING STATEMENTS

     We have made forward-looking statements in this Form 10-K that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our operations. Also, when we use any of the words 'may,' 'plan,' 'seek,' 'estimate,' 'continue,' 'believes,' 'expects,' 'intends,' 'anticipates' or similar expressions, we are making forward-looking statements. All statements other than statements of historical fact included in this Form 10-K, including without limitation, statements regarding our financial position, liquidity or outlook, the volume or discounted present value of our oil and gas reserves, our ability to service our indebtedness, and our strategic plans are forward-looking statements. You should understand that the following important factors, in addition to those discussed elsewhere in this Form 10-K, could affect our future financial results and performance and cause our results or performance to differ materially from those expressed in our forward-looking statements:

     o   the timing and extent of changes in prices for oil and natural gas;
     o   the need to acquire, develop and replace reserves;
     o   our ability to obtain financing to fund our business strategy;
     o   environmental risks;
     o   drilling and operating risks;
     o   risks related to exploitation and development projects;
     o   uncertainties about the estimates of reserves;
     o   competition;
     o   government regulation; and
     o   our ability to meet our stated business goals.

     For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     You should consider these risks and the risks discussed in "Business--Risk Factors" beginning on page 16 before investing in our common stock.

SUBSIDIARY REGISTRANTS

     Due to requirements of the Securities and Exchange Commission, certain subsidiaries of the parent company are also shown as co-registrants on this Form 10-K. Unless otherwise stated, the information provided in the Form 10-K describes the business, assets, financial condition and financial results of the parent company and the consolidated subsidiaries as if they were one entity. As used herein, references to "Queen Sand Resources, Inc." are to Queen Sand Resources, Inc., a Delaware corporation, and its consolidated subsidiaries.

BUSINESS

GENERAL

     We are an independent energy company engaged in the acquisition, development and exploitation of oil and natural gas reserves. We focus on acquiring and developing on-shore oil and natural gas properties located in the United States. Since August 1994 we have grown primarily through 19 acquisitions of oil and natural gas properties for aggregate consideration of approximately $166.7 million. As a result of our acquisitions, we own a diverse property base with operations in several different oil and natural gas fields and many different producing formations. We expect long-lived production from our reserves. For the year ended June 30, 1999, we had revenues of $28.3 million and earnings before interest, taxes, depreciation, depletion and amortization ('EBITDA') of $21.5 million. As of September 10, 1999, on a fully diluted basis, our officers and directors collectively own a beneficial interest in or hold a proxy for approximately 15.1% of our voting capital stock. Joint Energy Development Investments Limited Partnership ('JEDI'), an affiliate of Enron Corp. ('Enron'), beneficially owned approximately 27.9% of our voting capital stock as of September 10, 1999.

     Our goal is to increase our reserves, production, net asset value, cash flow and net income by acquiring, developing and exploiting oil and natural gas reserves with stable production and operating features. We evaluate acquisition properties based on their potential contribution to our portfolio of reserves. For example, we have purchased proved developed producing reserves that provide stable cash flow to help fund the development of our existing non-producing reserves. We look for transactions that provide low reserve replacement costs, long reserve life, an inventory of attractive development and exploration projects, and the potential for reserve and production growth. We also focus on increasing our existing production through development and exploitation activities. Currently, we have identified over 184 potential development locations and exploitation projects on our properties. We have budgeted to spend approximately $8.7 million through June 30, 2000 to further develop and exploit our existing properties.

     Our properties are diversified across 20 asset areas located principally in the southwestern United States. Our interests in the Gilmer Field in East Texas, the J.C. Martin and the Lopeno/Volpe Fields in South Texas, the Meade Field in Kentucky and the Caprock Field in New Mexico represent approximately 70% of our proved reserves (on a SEC PV-10 basis) at June 30, 1999. In addition, we own substantial properties in Oklahoma and Louisiana. At June 30, 1999, we held interests in leases covering approximately 190,000 gross (38,000 net) acres.

     At June 30, 1999, we had interests in 552 wells (inclusive of 14 service wells), proved reserves of 138 Bcf of natural gas and 4.6 MMBbls of oil (aggregating approximately 165 Bcfe ) with a SEC PV-10 of $131 million, and a reserve life index of 10 years. Approximately 65% of our reserves was classified as proved developed and approximately 83% of our total proved reserves was natural gas. Our average daily net production was 37.5 MMcfe basis for the month of June, 1999.

     We were incorporated under the laws of Delaware in 1989. The parent company is principally a holding company, holding the stock of its subsidiaries which hold our assets and conduct our operations. Our principal executive offices and mailing address are 13760 Noel Road, Suite 1030, Dallas, Texas 75240-7336 and our telephone number at that address is (972) 233-9906.

BUSINESS STRATEGY

     Our goals are to expand our reserves, production, net asset value, cash flow and net income and to generate an attractive return on capital. We emphasize the following elements in our strategy to achieve these goals:

     o strategic acquisitions of oil and natural gas properties in a disciplined manner;
     o   developing, exploiting and exploring our properties;
     o   maintaining low operating costs; and
     o   maintaining financial flexibility.

     Strategic acquisitions. We continuously evaluate oil and natural gas acquisition properties based on their potential impact on our existing portfolio of reserves. Since we began operations in August 1994, we have purchased oil and natural gas properties with an estimated 257.4 Bcfe of proved reserves for an aggregate price of $166.7 million or $0.65 per Mcfe. In deciding whether to purchase oil and natural gas properties, we focus on properties with:

     o   identified development and exploitation potential;
     o   controlled-risk exploration potential;
     o historically low operating expenses, or the opportunity to reduce operating expenses; and

     o geological, geophysical and other technical and operating characteristics which we are familiar with.

     We apply strict economic and reserve risk criteria in reviewing potential acquisitions.

     Development, exploitation and exploration. We seek to maximize the value and cash flow of our oil and natural gas properties and increase our existing production through:

     o evaluating opportunities for infill drilling on our producing properties;
     o   developing undeveloped acreage in our producing properties;
     o   workovers of existing completed wells to achieve improved production;
     o recompletions of existing completed wells to try to obtain production from other horizons which the well has penetrated; and
     o secondary recovery operations such as water flood injections to increase production flows from wells where natural production rates have declined.

     Currently, we have identified over 184 potential development locations and exploitation projects on our properties. We have budgeted to spend approximately $8.3 million to drill approximately 61 wells through June 30, 2000. We also continually evaluate exploitation opportunities, including workover and recompletion projects. We expect to spend approximately $0.4 million on these exploitation projects through June 30, 2000. Although we could increase our exploration drilling activity in the future, our current strategy includes only limited investments in exploratory projects.

     Low operating costs. Our goal is to spend less than our competitors on a per unit (Mcfe) basis to produce oil and natural gas. We emphasize controlling our field operating expenses and acquiring properties with historically low operating costs. We also attempt to increase production from our existing properties through targeted workover and well maintenance programs. Through these efforts, we have reduced lease operating expenses from $1.07 per Mcfe during the year ended June 30, 1998 to $0.49 per Mcfe for the year ended June 30, 1999.

     Financial flexibility. We are committed to maintaining financial flexibility, which we believe is important for the successful implementation of our growth strategy. We finance our acquisitions using a mixture of debt and equity. Consistent with this financial strategy, we raised an aggregate of approximately $65.2 million in equity capital from August 9, 1994 through June 30, 1999. As of September 10, 1999, we had no funds available under our credit agreement and approximately $3.2 million available under our revolving credit facility with Enron Capital & Trade Resources Corp. ('ECT'). In general, we try to balance our assets and liabilities by buying reserves that will provide cash flow to pay for the costs of operations, service of indebtedness and contribute to the cost of replacing reserves. We also hedge against changes in the prices of oil and natural gas.

PRINCIPAL OIL AND NATURAL GAS PROPERTIES

     The following table summarizes certain information with respect to each of the Company's principal areas of operation at June 30, 1999.

                                 TOTAL                                 TOTAL     PERCENT OF               PERCENT OF
                                 GROSS         OIL      NATURAL        PROVED      TOTAL      SEC PV-10     TOTAL
                                OIL &GAS     (MBBLS)       GAS        RESERVES     PROVED      ($000S)    SEC PV-10
                                 WELLS                    (MMCF)       (BCFE)     RESERVES

   East Texas
     Gilmer Field                   40         373       48,572          50.8        31%        $47,866         37%
                                  ----      ------      -------         -----       ---        --------       ----
   South Texas
     J.C. Martin Field              51          --       11,720          11.7         7          12,806         10
     Lopeno and Volpe Fields        14           2       16,800          16.8        10          12,517         10
     Other                         126         238        2,679           4.1         3           3,321          2
                                  ----      ------      -------         -----       ---        --------        ---
           Total South Texas       191         240       31,199          32.6        20          28,644         22
                                  ----      ------      -------         -----       ---        --------        ---
   Kentucky (Appalachian
   Basin)
     Meade Field                    30          --       35,394          35.4        21          10,709          8
                                  ----      ------      -------         -----       ---        --------        ---
   New Mexico
     Caprock (Queen) Field          57       2,500           --          15.0         9           7,806          6
     Other                          15         559          305           3.7         2           4,100          3
                                  ----      ------      -------         -----       ---        --------        ---
            Total New Mexico        72       3,059          305          18.7        11          11,906          9
                                  ----      ------
   Other                           213         951       22,091          27.8        17          31,601         24
                                  ----      ------      -------         -----       ---        --------        ---
   Total                           546       4,623      137,561         165.3       100%       $130,726        100%

(1) The proved reserves and SEC PV-10 with respect to the Net Profits and Royalties Interest were estimated by Ryder Scott Company. The proved reserves and SEC PV-10 other than with respect to the Net Profits and Royalties Interests were estimated by H.J. Gruy and Associates, Inc.

The following is an overview of our major fields, by area.

EAST TEXAS

     GILMER FIELD. The Gilmer Field consists of 40 natural gas wells that cover approximately 13,000 gross acres in Upshur County, in East Texas. The wells produce from the Cotton Valley Lime formation at a depth of approximately 11,500 feet to 12,000 feet.

     Goldston Oil Corporation ("Goldston") has an 80% working interest in, and is the operator of, 13 gas units in the heart of the Gilmer Field. We own a 47.5% net profits interest in Goldston's working interest.

     The Gilmer Field is located on the northwestern flank of the Sabine Uplift. The initial well in the field was drilled in 1986 and the field was delineated over the following ten years, eventually expanding to 21 gas units. The reservoirs are characterized by low permeability, depletion drive mechanisms and require stimulation. Well spacing is currently four wells per 640 acre block for most of the units in the field.

     At June 30, 1999, the Gilmer Field contained 51 Bcfe of proved reserves, which represented approximately 31% of our total proved reserves and 37% of our SEC PV-10. Our average daily net production from the Gilmer Field in June 1999 was approximately 10 MMcf of natural gas and 116 Bbls, aggregating 11 MMcfe.

     One additional proved undeveloped location remains to be drilled this year which management believes will fully develop the field on 160 acre spacing.

     Fieldwide central compression was installed and operating in December 1998. We believe that development of the well discussed above along with central compression, which lowered the gathering system pressure, will allow the field to maintain a higher production rate and a longer life.

SOUTH TEXAS

     J.C. Martin Field. The J.C. Martin Field consists of 51 producing natural gas wells that cover approximately 8,300 gross acres in Zapata County, Texas on the Mexican border. The field primarily produces from the Lobo 1, 3 and 6 series of sands in the Wilcox formation at depths of approximately 8,000 feet to 10,000 feet.

     Our interests consist of (i) a 13.33% perpetual, non-participating mineral royalty covering the Mecom family ranch and (ii) an 80% NPI in Devon Energy Corporation's ("Devon's") 20% working interest in the ranch. Coastal Oil Corporation ("Coastal") operates all of the wells. The reservoirs are low permeability, producing through pressure depletion and requiring fracture stimulations. Our royalty interest in this property is the subject of litigation involving the predecessor owner. See "Item 1. Business - Legal Proceedings."

     At June 30, 1999, the J.C. Martin Field contained 12 Bcfe of proved reserves, which represented approximately 7% of our total proved reserves and approximately 10% of our SEC PV-10. Our average daily net production from the J.C. Martin Field in June 1999 was 7.3 MMcfe.

     A well drilled during 1998 in this field tested natural gas from a deeper Cretaceous zone. This zone previously had not produced on the lease but has produced significant volumes to the north. We believe that there may be additional potential on the west end of the Mecom Ranch for this zone as only five wells have actually penetrated the Cretaceous zone. We also believe that potential exists for reserves in the Middle Wilcox zones at approximately 5,000 feet to 6,000 feet.

     LOPENO AND VOLPE FIELDS. The Lopeno and Volpe Fields are located in Zapata County, Texas. These fields consist of 13 wells with 16 separate completions. All of the wells produce from multiple reservoirs in the Upper Wilcox formation. Choctaw II Oil & Gas Ltd. ("Choctaw") is the operator of 10 of the 13 wells with Pioneer Resources Corporation operating the remainder.

     Our interest in these fields consists of a 66.66% NPI in Choctaw's working interests. Choctaw's working interests vary from 15.7% to 75%.

     The Lopeno Field covers over 6,000 acres and is an extension of a field originally discovered in 1952. Over 20 sands have produced in the field at depths ranging from 6,500 feet to 12,000 feet. Typical of the numerous Upper Wilcox fields along the Texas Gulf Coast, Lopeno Field is highly faulted and overpressured. The Volpe Field is also a Wilcox field located 8 miles north of Lopeno, Texas. A well was drilled directionally along the trapping fault and is producing from the Middle Wilcox formation. Multiple Upper Wilcox zones are classified behind the pipe. Seven proved undeveloped locations have been identified in these fields.

     At June 30, 1999, the Lopeno and Volpe Fields contained an estimated 17 Bcfe of proved reserves, which represented approximately 10% of our total proved reserves and approximately 10% of our SEC PV-10. Our average daily net production from the fields in June 1999 was 2.2 MMcf/d of natural gas.

     We believe that the production in these fields can be enhanced through workovers and accelerated drilling for the shallow, behind-the-pipe reserves.

KENTUCKY

     Meade Field. We have a 60% working interest in approximately 61,000 gross acres in Meade, Hardin and Breckinridge Counties, Kentucky. There are currently 30 gross producing and 1 gross shut-in natural gas wells located on our leases in Meade County. We drilled 10 wells in this field last year. These wells produce from the New Albany Shale formation between the depths of approximately 720 feet and 850 feet. The shale zone has two porosity members and averages 80 feet in thickness. In addition to the natural gas wells, we also own an interest in two salt-water disposal wells and a related natural gas gathering system.

     At June 30, 1999, these properties contained 35 Bcfe of net proved reserves, which represents approximately 21% of our total proved reserves and approximately 8% of our SEC PV-10. We acquired these properties because we believe they have significant low risk development potential from relatively shallow formations. Natural gas reserves are long-lived reserves (generally, over 40 years) characterized by an increase in production rates with dewatering and then a gradual decline. Our average daily net production from the Meade Field in June 1999 was 430 Mcf.

NEW MEXICO

     Caprock (Queen) Field. The Caprock (Queen) Field was our first acquisition and consists of 151 oil wells, 58 water injection wells, 81 shut-in wells and 71 temporarily abandoned wells on approximately 14,200 gross acres located in Lea and Chaves Counties, New Mexico. The Caprock Field produces from the "Artesia Red Sand" or Queen sandstone of Permian age in the Seven Rivers and Grayburg formations at a depth of approximately 3,000 feet. Discovery wells were drilled from 1940 through 1949. Development wells were drilled between 1954 and 1956 within the productive limits of the field, which is approximately twenty miles long and three miles wide. Primary production was established on 40-acre spacing. Initial waterflood operations began in 1959 through 1960.

     We have a 100% working interest and an 82.6% revenue interest in two operating units (the Drickey Queen Sand Unit and the Westcap Unit), a 98.3% working interest and a 79.3% revenue interest in a third operating unit (the Rock Queen Unit), and a 100% working interest and a 90% revenue interest in the Trigg and Federal V leases. These five properties comprise the central 14,200 acres of the approximately 26,000 productive acres that contain nine contiguous development units.

     At June 30, 1999, the Caprock Field contained an estimated 2,500 MBbls (15
Bcfe) of net proved reserves, which represented approximately 9% of our total proved reserves and 6% of our SEC PV-10.

     We temporarily shut the field in due to significantly low oil prices in late 1998 and early 1999. Steps were recently taken to return the field to production.

     Phase I of the program toward redeveloping the waterflood pattern has been designed and we anticipate the program will be implemented in the first half of fiscal year 2000. We are the operator.

DEVELOPMENT, EXPLOITATION AND EXPLORATION ACTIVITIES

     Our development drilling program is generated largely through our internal technical evaluation efforts and as a result of our obtaining undeveloped acreage in connection with producing property acquisitions. In addition, there are numerous opportunities for infill drilling on our leases currently producing oil and natural gas. We intend to continue to pursue development drilling opportunities which offer potentially significant returns to us. Our exploitation activities consist of the evaluation of additional reserves through workovers, behind the pipe recompletions and secondary recovery operations.

     The objective of our overall development and exploitation strategy is to achieve a balance between low risk workover and recompletion activities and moderate risk infill and extensional development wells. This exploitation/development strategy is intended to increase reserves while minimizing the risk of uneconomic projects. We currently intend only limited investments in exploratory drilling projects.

     During the year ended June 30, 1999, we participated in drilling 30 gross (12.6 net) wells, of which 28 gross (26 net) were productive. However, there can be no assurance that this past rate of drilling success will continue in the future. We are currently pursuing development drilling projects in 9 different asset areas and anticipate continued growth in its drilling activities.

     At June 30, 1999, we had identified approximately 184 development locations and exploitation projects on our acreage. We expect to spend approximately $8.7 million on development locations and exploitation projects through June 30, 2000 depending on the availability of drilling capital.

     The following is a brief discussion of our primary areas of development and exploitation activity:

  EAST TEXAS

      Segno Field. During April 1999, with an effective date of November 1, 1998, we converted our 80% net profits interest in Prime Energy's working interest to an 80% working interest in the proved developed producing wells and a 50% working interest in all other proved and unproved locations. We believe this was necessary to encourage Prime Energy to take steps to develop the field more fully.

      We intend to continue participating with the operator (Prime Energy) in the development of the Segno field. Recent activity includes the deepening of several wells to test lower producing horizons, the Wilcox 'D', 'E', 'F' and 'G' and the drilling of a number of new wells targeting reserves not yet produced from the Yegua and Wilcox formations. The operator continues to return wells that are off production back to service and to improve the field's facilities infrastructure. Projects planned through June 30, 2000 include drilling two proved undeveloped locations and 8 workovers/deepenings at a total cost to us of approximately $423,000. In addition, several significant new prospects have been identified utilizing 2-D seismic data. We are participating in leasing of the acreage covering these prospects, identified as "Segno West" and "Flenk."

  SOUTH TEXAS

      J.C. Martin Field. A 3-D seismic survey, shot in 1996, has been the catalyst for the most recent drilling in the J.C. Martin Field. Coastal Oil Corporation, the operator, has been very active in this area and continues to propose new wells to be drilled. We anticipate at least 2 additional locations will be drilled this year to develop untested or undrained fault blocks in the Lobo 1, 3 and 6 series of Wilcox sands at a total cost to us of approximately $384,000. In addition to the proven locations discussed above, we also expect three additional wells to be drilled to the Lobo series and a workover to test the Middle Wilcox, an unproven shallower zone.

      Lopeno/Volpe Fields. We believe significant potential exists in the Lopeno/Volpe Fields to increase production. Over twenty sands have produced in the Lopeno Field and most wells have multiple behind-the-pipe zones. Accelerated drilling for some of the shallower zones may be justified, improving their present value. Three proved undeveloped locations have been identified in the Volpe Field that would develop Upper Wilcox sands. The new operator, Choctaw, has indicated that it intends to pursue the necessary workovers and additional drilling. We anticipate our share of capital expenditures in the Lopeno/Volpe fields will be approximately $2.1 million through June 2000.

  KENTUCKY

      Meade Field. We believe that the Meade Field presents opportunities for low cost developmental drilling at depths of less than 1,000 feet. We expect that the field will be developed in five phases. Phase 1, consisting of 20 wells, was completed in 1996. Phase 2, consisting of 10 wells was completed this past year. Phases 3 through 5 are scheduled to occur between 1999 and 2001 with each Phase consisting of 10-20 wells. We expect to develop a total of 91 wells at an average cost to the Company of $54,000 per well. The total capital expenditures for the project are estimated at $4.9 million.

  NEW MEXICO

      Caprock (Queen) Field. We temporarily shut-in the Caprock (Queen) for part of this past year during the period of significantly low oil prices. We are currently bringing the field back into production. Exploitation efforts at the Caprock (Queen) Field include a coordinated program of workovers, waterflood redevelopment and infill drilling. We, with the assistance of independent engineering consultants, have evaluated several alternate development options. We plan to redevelop the Drickey Queen/Westcap Units using a line drive waterflood pattern. A total of five dual lateral horizontal producers will be drilled and 14 single lateral horizontal injection wells are slated to be drilled. Phase I of the program consists of four horizontal water injection wells and one dual lateral horizontal producer with an associated water injection plant and production facility. The pilot program will fully develop one 640 acre section of the Drickey Queen Unit. We have entered into an agreement with Texican, Inc. ("Texican") regarding this pilot program to develop the Drickey Queen. The agreement requires Texican to fund 50% of the first $2.0 million of the cost of the pilot program. In consideration of this, Texican will earn a 25% working interest in the Drickey Queen Unit. We anticipate the pilot program will be implemented in the first half of fiscal 2000 and that our share of the program will cost $1.1 million.

  MARKETING

      Our oil and natural gas production is sold to various purchasers typically in the areas where the oil or natural gas is produced. We do not refine or process any of the oil and natural gas we produce. We are currently able to sell, under contract or in the spot market, all of the oil and the natural gas we are capable of producing at current market prices. Substantially all of our oil and natural gas is sold under short term contracts or contracts providing for periodic adjustments or in the spot market; therefore, our revenue streams are highly sensitive to changes in current market prices. Our market for natural gas is pipeline companies as opposed to end users. See "Item 1. Business - Risk Factors" for a discussion of the risks of commodity price fluctuations.

      In an effort to reduce the effects of the volatility of the price of crude oil and natural gas on our operations and cash flow, we adopted a policy of hedging oil and natural gas prices whenever market prices are in excess of the prices anticipated in our operating budget and financial plan through the use of commodity futures, options and swap agreements. We do not engage in speculative hedging. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations "Changes in Prices and Hedging Activities."

      For the year ended June 30, 1999, Goldston Oil Corporation, Coastal Oil and Gas, Inc., Petrocorp, Inc. and Devon Energy Corporation accounted for approximately 30%, 12%, 11% and 9%, respectively, of our oil and natural gas sales. During the year ended June 30, 1998, Big Run Production and Goldston Oil Corporation accounted for approximately 13% and 17%, respectively, of our oil and natural gas sales. During the year ended June 30, 1997, Big Run Production, Navajo Refining, EOTT Energy, Texaco and Conoco accounted for 32%, 14%, 17%, 10% and 9%, respectively, of our oil and natural gas sales. We do not believe that the loss of any of these buyers would have a material effect on our business or results of operations as we believe we could readily locate other buyers. However, short term disruptions could occur while we seek alternative buyers or while lines were being connected to other pipelines.

      The market for our oil and natural gas depends on factors beyond our control, including the:

     o   price of imports of oil and natural gas;
     o   the extent of domestic production and imports of oil and natural gas;
     o the proximity and capacity of natural gas pipelines and other transportation facilities;
     o   weather;
     o   demand for oil and natural gas;
     o   the marketing of competitive fuels; and
     o   the effects of state and federal regulations.

     The oil and natural gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

OIL AND NATURAL GAS RESERVES

     The following tables summarize certain information regarding our estimated proved oil and natural gas reserves as of June 30, 1997, 1998 and 1999. All such reserves are located in the United States. The estimates relating to our proved oil and natural gas reserves and future net revenues of oil and natural gas reserves at June 30, 1998 and 1999 with respect to net profits and royalty interests included in this Annual Report on Form 10-K are based upon reports prepared by Ryder Scott Company. The estimates at June 30, 1997 and, other than with respect to net profits and royalty interests, at June 30, 1998 and 1999 included in this Annual Report are based upon reports prepared by H.J. Gruy and Associates, Inc. In accordance with guidelines of the Securities and Exchange Commission (the "Commission"), the estimates of future net cash flows from proved reserves and their SEC PV-10 are made using oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties. Our estimates of proved reserves, future net cash flows and SEC PV-10 were estimated using the following weighted average prices, before deduction of production taxes:

                                                         JUNE 30
                                    ---------------------------------------------------
                                      1997                 1998                 1999
                                      ----                 ----                 ----

   Natural Gas (per Mcf)             $   2.25             $   2.40             $   2.32
   Oil (per Bbl)                     $  17.43             $  12.80             $  19.28

     Reserve estimates are imprecise and may be expected to change, as additional information becomes available. Furthermore, estimates of oil and natural gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgement. Reserve reports of other engineers might differ from the reports contained herein. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Future prices received for the sale of oil and natural gas may be different from those used in preparing these reports. The amounts and timing of future operating and development costs may also differ from those used. Accordingly, we cannot assure you that the reserves set forth herein will ultimately be produced nor can there be assurance that the proved undeveloped reserves will be developed within the periods anticipated. The discounted future net cash inflows should not be construed as representative of the fair market value of the proved oil and natural gas properties belonging to Queen Sand Resources, since discounted future net cash inflows are based upon projected cash inflows which do not provide for changes in oil and natural gas prices nor for escalation of expenses and capital costs. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

     All reserves are evaluated at constant temperature and pressure, which can affect the measurement of natural gas reserves. Operating costs, development costs and certain production-related and ad valorem taxes were deducted in arriving at the estimated future net cash flows. No provision was made for income taxes, operating methods and existing conditions at the prices and operating costs prevailing at the dates indicated above. The estimates of the SEC PV-10 from future net cash flows differ from the Standardized Measure set forth in the notes to our Consolidated Financial Statements, which is calculated after provision for future income taxes. We cannot assure you that these estimates are accurate predictions of future net cash flows from oil and natural gas reserves or their present value.

     For certain additional information concerning our oil and natural gas reserves and estimates of future net revenues attributable thereto, see Note 9 of the Notes to Consolidated Financial Statements.

COMPANY RESERVES

     The following tables set forth our proved reserves of oil and natural gas and the SEC PV-10 thereof on an actual basis for each year in the three-year period ended June 30, 1999.

                     PROVED OIL AND NATURAL GAS RESERVES (1)

                                                                                JUNE 30
                                                          ----------------------------------------------------
                                                                1997              1998             1999
                                                                ----              ----             ----
    Natural gas reserves (MMcf):
       Proved Developed Reserves                              12,412           120,998            94,614

       Proved Undeveloped Reserves                             8,561            55,097            42,947
                                                            --------         ---------        ----------
          Total Proved Reserves of natural gas                20,973           176,095           137,561
    Oil reserves (MBbl):
       Proved Developed Reserves                               2,188             5,298             2,138

       Proved Undeveloped Reserves                             4,521             2,651             2,486
                                                            --------          --------          --------
          Total Proved Reserves of oil                         6,709             7,949             4,624
    Total Proved Reserves (Mmcfe)                             61,224           223,788           165,299



                         SEC PV-10 OF PROVED RESERVES(1)

                                                                                 JUNE 30
                                                            --------------------------------------------------
                                                                 1997              1998             1999
                                                                 ----              ----             ----
     SEC PV-10 ($,000) (2):
        Proved Developed Reserves                             $ 21,660        $ 131,200         $  99,650

        Proved Undeveloped Reserves                             19,558           33,920            31,076
                                                              --------        ---------         ---------
              Total SEC PV-10                                 $ 41,218        $ 165,120         $ 130,726

(1) The data shown at June 30, 1997, June 30, 1998 and June 30, 1999 (excluding data with respect to the net profits and royalty interests at June 30, 1998 and June 30, 1999) is based upon reports prepared by H.J. Gruy and Associates, Inc.. The data included with respect to the net profits and royalty interests at June 30, 1998 and June 30, 1999 is based upon reserve reports prepared by Ryder Scott Company.
(2) SEC PV-10 differs from the Standardized Measure set forth in the notes to our Consolidated Financial Statements, which is calculated after provision for future income taxes.

     Except for the effect of changes in oil and natural gas prices no major discovery or other favorable or adverse event is believed to have caused a significant change in these estimates of our reserves since June 30, 1999.

      Except for Form EIA 23, "Annual Survey of Domestic Oil and Gas Reserves", filed with the United States Department of Energy, no other estimates of total proven net oil and natural gas reserves have been filed by us with, or included in any report to, any United States authority or agency pertaining to our individual reserves since the beginning of our last fiscal year. Reserves reported on Form EIA 23 are comparable to the reserves reported by us herein.

OPERATIONS DATA

Productive Wells

      The following table sets forth the number of total gross and net productive wells in which we owned an interest as of June 30, 1999.

                                   OIL           GAS          TOTAL          OIL           GAS          TOTAL
                                   ---           ---          -----          ---           ---          -----

          Texas                     160           113           273          41.0          29.4          70.3
          New Mexico                 57            --            57          56.0          --            56.0
          Louisiana                   1            --             1           1.0          00             1.0
          Oklahoma                   --           140           140           0.0          18.0          18.0
          Kentucky                   --            30            30          --            20.2          20.2
          Other (1)                   1            44            45           0.3           8.7           9.0
                                    ---           ---           ---          ----          ----         -----
                  Total             219           327           546          98.3          76.3         174.5

 (1)  Represents wells located in Kansas, Alabama and Wyoming.

     As of June 30, 1999, we had an interest in 546 gross (174.5 net) productive oil and natural gas wells.

Production Economics

     The following table sets forth certain operating information for the periods presented.

                                                                1997              1998             1999
                                                                ----              ----             ----
         OPERATING DATA
         PRODUCTION VOLUMES:
           Natural Gas (MMcf)                                      546             3,368           12,962
           Oil (MBbl)                                              151               325              500
             Total (Mmcfe)                                       1,450             5,318           15,960
         AVERAGE SALES PRICE:
           Natural gas (per Mcf)                               $  2.31           $  2.27          $  2.13
           Oil (per Bbl)                                         20.73             15.52            12.37
         SELECTED EXPENSES (PER MCFE):
           Production taxes                                    $  0.21           $  0.12          $  0.08
           Lease operating expense                                1.52              1.07             0.49
           General and administrative                             1.00              0.43             0.22
           Depreciation, depletion and amortization (1)           0.68              0.91             0.74


 (1) Represents depreciation, depletion and amortization of oil and natural gas properties only.

DRILLING ACTIVITY

     The following table sets forth our gross and net working interests in exploratory and development wells (but excluding injection or service wells) drilled during the indicated periods.

                                          1997                     1998                     1999
                                          ----                     ----                     ----
                                  GROSS            NET      GROSS         NET       GROSS          NET
                                  -----            ---      -----         ---       -----          ---
         EXPLORATORY:
          Oil                        1             0.5         1          0.0          0           0.0
          Gas                        0             0.0         1          0.3          0           0.0
          Dry                        0             0.0         1          0.7          1           1.0
                                 -----          ------      ----       ------       ----        ------
               Total                 1             0.5         3          1.0          1           1.0
        DEVELOPMENT:
          Oil                        0             0.0         5          2.1          1           0.2
          Gas                        0             0.0        10          2.6         26           9.9
          Dry                        0             0.0         1          0.4          1           0.7
                                  ----          ------      ----       ------       ----        ------
               Total                 0             0.0        16          5.1         28          10.8
        TOTAL:
          Oil                        1             0.5         6          2.1          1           0.2
          Gas                        0             0.0        11          2.9         26           9.9
          Dry                        0             0.0         2          1.1          2           1.7
                                  ----           -----       ---        -----        ---         -----
               Total                 1             0.5        19          6.1         29          11.8

     Between July 1 and September 24, 1999 we successfully drilled 2 gross (0.4 net) gas development wells. We are in the process of drilling 1 gross (0.2 net) gas development well.

DEVELOPED AND UNDEVELOPED ACREAGE

     The following table sets forth the approximate gross and net acres in which we owned an interest as of June 30, 1999.

                                               DEVELOPED                         UNDEVELOPED
                                               ---------                         -----------
                                        GROSS             NET             GROSS             NET
                                        -----             ---             -----             ---

           Texas                        42,631           13,561           7,207            1,441
           New Mexico                   14,280           14,136               0                0
           Louisiana                       302              302           6,366            4,802
           Oklahoma                     37,440            5,335               0                0
           Kentucky                        604              395          60,817           42,572
           Other (1)                    20,510            5,190               0                0
                                      --------          -------         -------          -------
                    Total              115,767           38,919          74,390           48,815

 (1)  Represents acreage located in Colorado, Kansas, Alabama and Wyoming.


MARKETS AND COMPETITION

     The oil and natural gas industry is highly competitive. Our competitors include major oil companies, other independent oil and natural gas concerns and individual producers and operators, many of which have financial resources, staffs and facilities substantially greater than ours. In addition, we encounter substantial competition in acquiring oil and natural gas properties, marketing oil and natural gas and hiring trained personnel. When possible, we try to avoid open competitive bidding for acquisition opportunities. The principal means of competition with respect to the sale of oil and natural gas production are product availability and price. While it is not possible for us to state accurately our position in the oil and natural gas industry, we believe that we represent a minor competitive factor.

     The market for our oil and natural gas production depends on factors beyond our control, including domestic and foreign political conditions, the overall level of supply of and demand for oil and natural gas, the price of imports of oil and natural gas, gas pipelines and other transportation facilities and overall economic conditions. The oil and gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. See "Item 1. Business - Risk Factors".

TITLE TO OIL AND NATURAL GAS PROPERTIES

     We have acquired interests in producing and non-producing acreage in the form of working interests, royalty interests, overriding royalty interests and net profits interests. Substantially all of our property interests, and the assignors' interests in the working or other interests underlying our net profits interests and royalty interests (the "underlying properties"), are held pursuant to leases from third parties. The leases grant the lessee the right to explore for and extract oil and natural gas from specified areas. Consideration for a lease usually consists of a lump sum payment (i.e., bonus) and a fixed annual charge (i.e., delay rental) prior to production (unless the lease is paid up) and, once production has been established, a royalty based generally upon the proceeds from the sale of oil and natural gas. Once wells are drilled, a lease generally continues so long as production of oil and natural gas continues. In some cases, leases may be acquired in exchange for a commitment to drill or finance the drilling of a specified number of wells to predetermined depths. Some of our non-producing acreage is held under leases from mineral owners or a government entity which expire at varying dates. We are obligated to pay annual delay rentals to the lessors of certain properties in order to prevent the leases from terminating. Title to leasehold properties is subject to royalty, overriding royalty, carried, net profits and other similar interests and contractual arrangements customary in the oil and natural gas industry, and to liens incident to operating agreements, liens relating to amounts owed to the operator, liens for current taxes not yet due and other encumbrances.

     As is customary in the industry, we generally acquire oil and natural gas acreage without any warranty of title except as to claims made by, through or under the transferor. Although we have title examined prior to acquisition of developed acreage in those cases in which the economic significance of the acreage justifies the cost, there can be no assurance that losses will not result from title defects or from defects in the assignment of leasehold rights. In many instances, title opinions may not be obtained if in our judgment it would be uneconomical or impractical to do so.

     The underlying properties are typically subject, in one degree or another, to one or more of the following:

     o royalties and other burdens and obligations, expressed and implied, under oil and gas leases;
     o overriding royalties and other burdens created by Assignor or its predecessors in title;
     o a variety of contractual obligations (including, in some cases, development obligations) arising under operating agreements, farmout agreements, production sales contracts and other agreements that may affect the properties or their titles;
     o liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing unpaid suppliers and contractors and contractual liens under operating agreements;
     o pooling, unitization and communitization agreements, declarations and orders; and
     o easements, restrictions, rights-of-way and other matters that commonly affect property.

     To the extent that such burdens and obligations affect assignor's rights to production and the value of production from the underlying properties, they have been taken into account in calculating our interests and in estimating the size and value of the reserves attributable to our net profits interests and royalty interests.

REGULATION

General Federal and State Regulation

     Our oil and natural gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws.

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

     FERC regulates interstate natural gas transportation rates and service conditions, which affect the revenues received by us for sales of our production. Since the mid-1980s, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of natural gas. Order 636 mandates a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC's purposes in issuing the orders is to increase competition within all phases of the natural gas industry. Order 636 and subsequent FERC orders on rehearing have been appealed and are pending judicial review. Because these orders may be modified as a result of the appeals, it is difficult to predict the ultimate impact of the orders on us. Generally, Order 636 has eliminated or substantially reduced the traditional role of intrastate pipeline as wholesalers of natural gas, and has substantially increased competition and volatility in natural gas markets.

     The price we receive from the sale of oil and natural gas liquids is affected by the cost of transporting products to market. Effective January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. The Railroad Commission of the State of Texas is considering adopting rules to prevent discriminatory transportation practices by intrastate gas gatherers and transporters by requiring the disclosure of rate information under varying conditions of service. We are not able to predict with certainty the effects, if any, of these regulations on its operations. However, the regulations may increase transportation costs or reduce wellhead prices for oil and natural gas liquids.

     Finally, from time to time regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below natural production capacity in order to conserve supplies of oil and natural gas. See "Item 1. Business - Risk Factors."

ENVIRONMENTAL REGULATION

     The exploration, development and production of oil and natural gas, including the operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. Such laws and regulations can increase the costs of planning, designing, installing and operating oil and natural gas wells. Our domestic activities are subject to a variety of environmental laws and regulations, including but not limited to, the Oil Pollution Act of 1990 ("OPA"), the Clean Water Act ("CWA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), the Clean Air Act ("CAA"), and the Safe Drinking Water Act ("SDWA"), as well as state regulations promulgated under comparable state statutes. We are also subject to regulations governing the handling, transportation, storage and disposal of naturally occurring radioactive materials that are found in its oil and natural gas operations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species, and impose substantial liabilities for cleanup of pollution.

     Under the OPA, a release of oil into water or other areas designated by the statute could result in the Company being held responsible for the costs of remediating such a release, certain OPA specified damages, and natural resource damages. The extent of that liability could be extensive, as set forth in the statute, depending on the nature of the release. A release of oil in harmful quantities or other materials into water or other specified areas could also result in our being held responsible under the CWA for the costs of remediation, and civil and criminal fines and penalties.

     CERCLA and comparable state statutes, also known as "Superfund" laws, can impose joint and several retroactive liability, without regard to fault or the legality of the original conduct, on certain classes of persons for the release of a "hazardous substance" into the environment. In practice, cleanup costs are usually allocated among various responsible parties. Potentially liable parties include site owners or operators, past owners or operators under certain conditions, and entities that arrange for the disposal or treatment of, or transport hazardous substances found at the site. Although CERCLA, as amended, currently exempts petroleum, including but not limited to, crude oil, natural gas and natural gas liquids from the definition of hazardous substance, our operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA. Furthermore, there can be no assurance that the exemption will be preserved in future amendments of the act, if any.

     RCRA and comparable state and local requirements impose standards for the management, including treatment, storage, and disposal of both hazardous and nonhazardous solid wastes. We generate hazardous and nonhazardous solid waste in connection with its routine operations. From time to time, proposals have been made that would reclassify certain oil and natural gas wastes, including wastes generated during pipeline, drilling, and production operations, as "hazardous wastes" under RCRA which would make such solid wastes subject to much more stringent handling, transportation, storage, disposal, and clean-up requirements. This development could have a significant impact on our operating costs. While state laws vary on this issue, state initiatives to further regulate oil and natural gas wastes could have a similar impact.

     Oil and natural gas exploration and production, and possibly other activities, have been conducted at some of our properties by previous owners and operators. Materials from these operations remain on some of the properties and in some instances require remediation. In addition, we have agreed to indemnify sellers of producing properties from whom we have acquired reserves against certain liabilities for environmental claims associated with such properties. While we do not believe that costs to be incurred by us for compliance and remediating previously or currently owned or operated properties will be material, there can be no guarantee that such costs will not result in material expenditures.

     Additionally, in the course of our routine oil and natural gas operations, surface spills and leaks, including casing leaks, of oil or other materials occur, and we incur costs for waste handling and environmental compliance. Moreover, we are able to control directly the operations of only those wells for which we act as the operator. Notwithstanding our lack of control over wells owned by us but operated by others, the failure of the operator to comply with the applicable environmental regulations may, in certain circumstances, be attributable to us.

     Is it not anticipated that we will be required in the near future to expend amounts that are material in relation to our total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, we are unable to predict the ultimate cost of compliance. There can be no assurance that more stringent laws and regulations protecting the environment will not be adopted or that we will not otherwise incur material expenses in connection with environmental laws and regulations in the future. See "Item 1. Business - Risk Factors".

EMPLOYEES

     As of September 10, 1999, we had 18 full-time employees consisting of 8 officers and 10 support staff. Four of the employees are in Ottawa, Canada, 13 of the employees are located in the Dallas office, and one is on site in Kentucky. In addition, we regularly engage technical consultants and independent contractors to provide specific advice or to perform certain administrative or technical functions.

RISK FACTORS

     In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be considered carefully. This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties.

WE HAVE INCURRED LOSSES FROM OPERATIONS SINCE COMMENCING OPERATIONS IN 1994

     Since beginning operations in 1994, we have not been profitable on an annual or quarterly basis. We incurred net losses of approximately $47.5 million, $32.8 million, $1.3 million and $1.1 million for the years ended June 30, 1999, June 30, 1998, June 30, 1997 and June 30, 1996, respectively. We expect operating losses to continue for the foreseeable future as we continue to incur significant operating expenses and to make capital expenditures. We may not ever generate sufficient revenues to achieve profitability. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. At June 30, 1999, we had an accumulated deficit of approximately $83.6 million.

OUR LENDERS MAY FORECLOSE ON OUR OIL AND GAS PROPERTIES DUE TO OUR DEFAULTS UNDER FINANCIAL COVENANTS

     We were in default of our tangible net worth covenant at June 30, 1999. We are required to maintain an aggregate tangible net worth of not less than $40.0 million. Our aggregate tangible net worth was $37.4 million. Our credit agreement was amended on October 13, 1999 to reset the required minimum aggregate tangible net worth to $33.0 million.

     We are in the process of arranging additional capital to achieve a long term resolution of our defaults under the credit agreement. If we are not successful, our lender may declare all amounts borrowed under the credit agreement, together with accrued interest, to be due and payable. If we do not repay the indebtedness promptly, our lender could then foreclose against any collateral securing the payment of the indebtedness. Substantially all of our oil and gas interests secure our credit agreement. These facilities limit the amounts we may borrow and restrict the amounts we may borrow under other credit facilities. We could, under certain circumstances, borrow under the revolving credit agreement with ECT up to $3.2 million. The lenders can semi-annually adjust the borrowings permitted to be outstanding under these credit facilities. The lenders require that we repay outstanding borrowings in excess of the borrowing limit ratably over a period no longer than 30 days. We may not be able to make mandatory principal payments required by the lenders.

PRICES OF OIL AND NATURAL GAS MAY FLUCTUATE WIDELY

     Prices for oil and natural gas may fluctuate widely. For example, oil and natural gas prices declined significantly in 1998 through early 1999 and, for an extended period of time, remained substantially below prices obtained in previous years. Among the factors that can cause this fluctuation are:

     o   the level of consumer product demand,
     o   weather conditions,
     o   domestic and foreign governmental regulations,
     o   the price and availability of alternative fuels,
     o   political conditions in oil and natural gas producing regions,
     o   the domestic and foreign supply of oil and natural gas,
     o the availability, proximity and capacity of gathering systems of natural gas,
     o   the price of foreign imports, and
     o   overall economic conditions.

     Our revenues, profitability and future growth depend substantially on prices received for oil and natural gas. Prices affect the amount of cash flow available for capital expenditures and the repayment of our outstanding debt. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms are also substantially dependent upon oil and natural gas prices. See also "We may have difficulty financing our planned growth". In addition, because we currently produce more natural gas than oil, we face more risk with fluctuations in the price of natural gas than oil. We have used hedging contracts to reduce our exposure to price changes. See also "Hedging our production may result in losses."

THE FAILURE TO REPLACE AND EXPAND OUR RESERVES WOULD ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL CONDITION

     Our future oil and natural gas production depends on our success in finding or acquiring additional reserves. In general, production from our oil and natural gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Therefore, to expand our reserve base, we must conduct other successful development and exploitation activities on properties we already own or acquire new properties containing proved reserves, or both. We rely on our cash flow from operations and other sources of capital, including borrowings under our credit agreement, to fund development and exploitation projects on our existing properties and to acquire new reserves. If we do not have sufficient monies to fund these activities, our reserve base will decline. Even if we have monies to fund these activities, we may not be successful in expanding our reserve base. If we are not successful in expanding our reserve base, our future results of operations and financial condition will be adversely affected.

WE MAY HAVE DIFFICULTY FINANCING OUR PLANNED GROWTH

     We have experienced and expect to continue to experience substantial capital expenditure and working capital needs, particularly as a result of our development, exploitation and acquisition strategy. In the future, we will require financing, in addition to cash generated from our operations, to fund our planned growth. Over the past year, we have experienced constraints in our ability to arrange additional capital to fund our business plan. These constraints result from a combination of factors, including:

     o The market for equity and debt capital available to independent oil and gas companies such as us has declined significantly over the past 18 months.
     o Our own financial condition and results of operations, especially during the period of low oil and natural gas prices experienced in late 1998 and early 1999, has not been attractive to potential funders.
     o The significant decline in prices paid for our common stock since November 1998.
     o   Restrictions on incurring debt imposed by our debt agreements.

     If additional capital resources are unavailable, we will be unable to grow our business and we may curtail our drilling, development and other activities or be forced to sell some of our assets on an untimely or unfavorable basis.

     As of September 10, 1999, we would not have been able to borrow any additional funds under our credit agreement. Our lenders may adjust the amount we may borrow under our credit agreement, and if our lenders reduce our borrowing limit to an amount that exceeds our outstanding debt at that time, we would have to repay the amount of the excess within 30 days. We may not have sufficient funds to repay the amount required and then we would be in default under our credit agreement. We may, in some circumstances, borrow funds from ECT under our ECT revolving credit agreement up to the lesser of $10 million or 40% of the borrowing base under our credit agreement.

WE HAVE A SIGNIFICANT AMOUNT OF DEBT THAT COULD ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL CONDITION AND RESULTS

     We have a significant amount of debt. As of June 30, 1999, our ratio of total indebtedness to total capitalization was 122% and our consolidated total interest coverage ratio was 1.2:1.0. We intend to borrow more money in the future to fund our business strategy. This relatively high leverage could:

     o increase our vulnerability to general adverse economic and industry conditions, especially declines in oil and natural gas prices;
     o limit our ability to fund future acquisitions, capital expenditures and other general corporate requirements;
     o require us to dedicate a substantial portion of our cash flow from operations to payments on our debt;
     o limit our flexibility in planning for or reacting to, changes in our business and industry;
     o place us at a competitive disadvantage compared to our competitors with less debt;
     o limit our ability to, among other things, borrow additional funds, sell assets and pay dividends.

     Our high debt level creates an increased risk that we may default on our obligations. If we default, then our lenders could foreclose on our oil and natural gas properties securing their loans. See "Our lenders may foreclose on our oil and gas properties due to our defaults under financial covenants."

OUR ABILITY TO GENERATE SUFFICIENT CASH TO SERVICE OUR DEBT DEPENDS ON MANY FACTORS BEYOND OUR CONTROL

     We rely on cash from our operations to pay the principal of and interest on our debt. Our ability to generate cash from operations depends on our level of production from our properties, general economic conditions, including the prices paid for our oil and natural gas, our success in our development and exploitation activities, legislative, regulatory, competitive and other factors beyond our control. Our operations may not generate enough cash to pay the principal of and interest on our debt.

     In addition, because our bank debt ($8.0 million at June 30, 1999) has a floating interest rate, if market interest rates rise, our payments on this debt will increase and require even more cash to service this debt. If we default, then our lenders could foreclose on our oil and natural gas properties securing their loans.

WE MAY PURCHASE OIL AND NATURAL GAS PROPERTIES WITH PROBLEMS WE DID NOT KNOW
ABOUT

     We continue to evaluate and pursue acquisition opportunities, primarily in the mid-continent and southwest regions of the United States. Before acquiring oil and natural gas properties, we assess the recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other factors relating to the properties. We believe our method of review is generally consistent with industry practices. However, our review involves many assumptions and estimates, and its accuracy is inherently uncertain. As a result, we may not discover all existing or potential problems associated with the properties we buy. We may not become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We do not generally perform inspections on every well, and we may not be able to observe structural and environmental problems even when we conduct an inspection. Even if we identify problems, the seller may not be willing or financially able to give contractual protection against such problems, and we may decide to assume environmental and other liabilities in connection with acquired properties. If we acquire properties with problems or liabilities we did not know about, our financial condition and results of operations could be adversely affected.

WE CANNOT ASSURE YOU THAT WE WILL BE SUCCESSFUL IN MANAGING OUR GROWTH

     We have experienced significant growth through our acquisition and development program. Our growth could strain our financial, technical, operational and administrative resources. The success of our future growth will depend on a number of factors, including:

     o   our ability to timely develop and exploit acquired properties,
     o   our ability to continue to attract and retain skilled personnel,
     o our ability to continue to expand our technical, operational and administrative resources, and
     o   the results of our drilling program.

     In addition, we have only limited experience with operating and managing field operations, and we cannot be certain that we will be successful in doing so in the future. Our failure to successfully manage our growth could adversely affect our operations and net revenues through increased operating costs and revenues that do not meet our expectations.

THE OIL AND GAS BUSINESS INVOLVES MANY OPERATING RISKS THAT COULD CAUSE SUBSTANTIAL LOSSES

     Drilling activities involve the risk that no commercially productive oil or natural gas reservoirs will be found or produced. We may drill or participate in new wells that are not productive. We may drill wells that are productive but that do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Whether a well is productive and profitable depends on a number of factors, including the following, many of which are beyond our control:

     o   costs of drilling, completing and operating wells,

     o general economic and industry conditions (including the prices received for oil and natural gas),
     o mechanical problems encountered in drilling wells or in production activities,
     o   problems in title to our properties,
     o weather conditions which delay drilling activities or cause producing wells to be shut-in,
     o   compliance with governmental requirements, and
     o   shortages in or delays in the delivery of equipment and services.

     If we do not drill productive and profitable wells in the future, our financial condition and results of operations could be materially and adversely affected due to decreased cash flow and net revenues.

     In addition to the substantial risk that we may not drill productive and profitable wells, the following hazards are inherent in oil and natural gas development, exploitation, exploration, production and gathering, including:

     o   unusual or unexpected geologic formations,
     o   unanticipated pressures,
     o   downhole fires,
     o   mechanical failures,
     o   blowouts where oil or gas flows uncontrolled at a wellhead,
     o   cratering or collapse of the formation,
     o   explosions,
     o   pollution, and
     o environmental accidents such as uncontrollable flows of oil, gas or well fluids into the environment, including groundwater contamination.

     We could suffer substantial losses from these hazards due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. We carry insurance that we believe is in accordance with customary industry practices for companies of our size. However, we do not fully insure against all risks associated with our business either because such insurance is not available or because we believe the cost is prohibitive. The occurrence of an event that is not covered, or not fully covered by insurance, could have a material adverse effect on our financial condition and results of operations.

WE ENCOUNTER RISKS IN SECONDARY RECOVERY PROJECTS

     We face the risk that we will spend a significant amount of money on secondary recovery operations, such as waterflooding projects, without any increase in production. Although waterflooding requires significant capital expenditures, the total amount of secondary reserves that can be recovered though waterflooding is uncertain. In addition, there is generally a delay between the initiation of water injection into a formation containing hydrocarbons and any increase in production that may result from the injection. The unit production costs per barrel are generally higher during the initial phases of the project due to the purchase costs of injection water. Our degree of success, if any, of any secondary recovery program depends on a large number of factors, including the porosity and permeability of the formation, the technique used and the location of injection wells.

RESERVE ESTIMATES ARE INHERENTLY UNCERTAIN AND DEPEND ON MANY ASSUMPTIONS THAT MAY TURN OUT TO BE INCORRECT

     Our proved reserve information included in this Annual Report on Form 10-K represents estimates of proved reserves based on reports prepared by our independent petroleum engineers. The process of estimating oil and natural gas reserves is a subjective and complex process of estimating accumulations of oil and natural gas. Because the oil and natural gas cannot be measured in an exact manner, the process is also inherently uncertain. The process of estimating reserves depends on many assumptions, including assumptions relating to:

     o   oil and natural gas prices,
     o   the amount and timing of drilling and operating expenses,
     o   the amount and timing of capital expenditures,
     o   taxes,
     o   the availability of funds for development and production, and
     o   production rates.

      In addition, an estimate of reserves requires an analysis of available geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary. Because the reliability of a reserve estimate depends on the assumptions made and the quality and quantity of the information available to prepare the estimate, estimates of our reserves from other engineers might differ materially from those shown in this Annual Report on Form 10-K.

     Our future production, oil and natural gas prices, taxes, drilling and operating expenses, capital expenditures and quantities of recoverable oil and natural gas reserves most likely will vary from the assumptions used in estimating our proved reserves. Any significant variance could materially affect the estimated quantities and present value of reserves shown in this Annual Report on Form 10-K. In addition, we may adjust estimates of proved reserves to reflect production history, results of development and exploitation, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

     You should not assume that the present value of future net cash flows referred to in this Annual Report on Form 10-K is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, we generally base the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate.

WE CANNOT CONTROL THE DEVELOPMENT OF A SUBSTANTIAL PORTION OF OUR PROPERTIES BECAUSE OUR INTERESTS ARE IN THE FORM OF NON-OPERATED NET PROFITS INTERESTS AND OVERRIDING ROYALTY INTERESTS

     A substantial portion of our oil and natural gas property interests are in the form of non-operated, net profits interests and royalty interests. The net profits interests were conveyed to us by various assignors from the assignor's net revenue interests in the oil and natural gas properties burdened by the net profits interests and royalty interests (the "underlying properties"). The assignors' net revenue interests are generally leasehold working interests less lease burdens.

     Net profits interests. As the owner of net profits interests, we do not have the direct right to drill or operate wells or to cause third parties to propose or drill wells on the underlying properties. If an assignor or any other working interest owner proposes to drill wells on one of the underlying properties, then that assignor must give us notice of the proposal. Under an agreement covering the underlying property, we will have the option to pay a specified percentage of the assignor's working interest share of the costs of the well that is proposed. We would then become entitled to a net profits interest equal to the specified percentage multiplied by the assignor's net revenue interest in that well. However, if an assignor elects not to participate in the drilling of a well, we will not be able to participate in that well. Moreover, if an assignor owns less than a 100% working interest in a proposed well, and the other owners of working interests in such well elect not to participate in the well, the well will not be drilled unless the money to pay the costs allocable to the working interest owners who do not elect to participate in the well is obtained. The financial strength and the competence of the various assignors, and to a lesser extent the financial strength and the competence of other parties owning working interests in the underlying properties, may have an effect on when and whether wells get drilled on the underlying properties, and on whether operations are conducted in a prudent and competent manner.

     Finally, the net profits interests were created subsequent and subject to the various operating agreements that govern operations on these underlying properties. As a result of our net profits interests being subject to the applicable operating agreements, our net profits interests may never yield any cash flow to us in the following situations:

     o if an assignor elects not to participate in a major operation, the entire original interest of the assignor (including the net profits interest) will be relinquished to the consenting parties under the non-consent penalty provisions of the standard form operating agreements that govern operations on most of the underlying properties, and
     o if an assignor fails to pay its share of costs arising under an operating agreement, the entire original interest of the assignor (including the net profits interests) will be encumbered by the operator's lien.

     Because the net profits interest may not burden every well covered by an operating agreement, the net profits interest could arguably be encumbered by the operator's lien securing obligations incurred by an assignor on wells in which we do not own a net profits interest.

     In the past, certain of the operators and/or assignors of the net profits interests properties have experienced financial difficulties, including bankruptcy. Further, in at least one instance an operator has claimed a right to setoff against our revenue stream from our net profits interest for unpaid bills arising from the nonpayment by a bankrupt assignor.

     Royalty interests. The royalty interests are generally in the form of term royalty interests. The duration of these interests is the same as the underlying oil and natural gas lease. Some of the royalty interests are perpetual royalty interests which entitle the owner to a share of production from the underlying properties under both the current oil and natural gas lease and any replacement or successor oil and natural gas lease. In all cases, the royalty interests are non-operating interests, have little or no influence over oil and natural gas development or operation on the lands they burden and have limited cost-bearing responsibilities.

     Sale and abandonment of underlying properties. An assignor has the right to abandon any well or working interest included in the underlying properties if, in its opinion, the well or property ceases to produce or is not capable of producing oil or natural gas in commercially paying quantities. We may not control the timing of plugging and abandoning wells. The conveyances provide that the assignor's working interest share of the costs of plugging and abandoning uneconomic wells are deducted in calculating our net cash flow from the underlying property.

     The assignor can sell the underlying properties, subject to and burdened by the royalty interests, without our consent. Accordingly, the underlying properties could be transferred to a party with a weaker financial profile.

     Litigation. The landowner royalty on the J.C. Martin Field is currently subject to a lawsuit that may create uncertainty as to our title to our royalty interest. We believe the suit is without merit, and a favorable order of summary judgment has been rendered in favor of the pension funds managed by the entity that sold us the properties. However, that order may be appealed. Eight million dollars of the purchase price we paid for the properties is currently in escrow pending the resolution of this lawsuit. If the summary judgment is overturned and a judgment is later entered against our seller (or us as the successor owner), and that judgment unwinds the original transaction in which our seller acquired their interest in the J.C. Martin Field, the escrowed monies would be returned to us and we would convey our property interest in the J.C. Martin Field to the plaintiff.

     Bankruptcy issues. Under state law, it is uncertain whether a court would treat the net profits interests as contracts or real property interests. If any of the assignors become involved in bankruptcy proceedings, we face the risk that our net profits interests might be treated by a bankruptcy court as contracts instead of real property interests. If the bankruptcy court treats our net profits interests as contracts, then we would be treated as an unsecured creditor in the bankruptcy, and under the terms of the bankruptcy plan, we could lose all of the value of the net profits interests. If the bankruptcy court treats the net profits interests as real property interests, then our interests should not be materially affected.

WE HAVE WRITTEN DOWN THE CARRYING VALUE OF OUR PROVED PROPERTIES AND WE COULD EXPERIENCE WRITE-DOWNS IN THE FUTURE AS A RESULT OF DECREASES IN OIL AND NATURAL GAS PRICES

     There is a risk that we will be required to write-down the carrying value of our oil and natural gas properties when oil and natural gas prices are low. In addition, write-downs may occur if we have:

     o   downward adjustments to our estimated proved reserves,
     o   increases in our estimates of development costs or

     o   deterioration in our exploitation results.

     We use the full cost method of accounting to report operations for oil and natural gas properties. We capitalize the costs to acquire, develop and exploit oil and natural gas properties. Under the full cost accounting rules, the net capitalized costs of oil and natural gas properties may not exceed a ceiling limit that is based on the present value of estimated future net cash flows from proved reserves, using constant oil and natural gas prices and a 10% discount factor. If net capitalized costs of oil and natural gas properties exceed the ceiling limit, we must charge the amount of this excess to earnings in the quarter in which the excess occurs. This is called a ceiling limitation write-down. We review the carrying value of our properties quarterly, based on prices in effect as of the end of each quarter or as of the time of reporting our results. We may not reverse write-downs even if prices increase in subsequent periods. At June 30, 1998, we recorded a write-down of our oil and natural gas properties of $28.2 million. Due to the further decline in prices of oil and natural gas to December 31, 1998, we wrote down our oil and natural gas properties again at December 31, 1998 by an additional $35.0 million. A write-down does not affect cash flow from operating activities, but it does reduce the book value of our net tangible assets and stockholders' equity. Further writedowns could have any of the following effects:

     o a further decline in our tangible net assets could cause us to default on one of our credit facility covenants; or
     o our ability to raise new indebtedness or equity to finance our business strategy would be more difficult.

COMPETITION IN OUR INDUSTRY IS INTENSE AND WE ARE SMALLER THAN MANY OF OUR COMPETITORS

     The oil and gas industry is highly competitive. Competition in this industry takes many forms, including:

     o   acquiring properties,
     o   marketing oil and natural gas,
     o   securing equipment and hiring/retaining personnel; and
     o   operating properties.

     We compete with major and independent oil and gas companies for property acquisitions. We also compete for the equipment and labor required to operate and develop our properties. Many of our competitors have greater financial resources than we have and have been engaged in the energy business for a much longer time than we have. Our competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources will permit. As a result, we may not be able to buy properties at affordable prices. Our ability to develop and exploit oil and natural gas reserves and to acquire additional properties in the future will depend on our ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

WE ARE SUBJECT TO COMPLEX LAWS AND REGULATIONS, INCLUDING ENVIRONMENTAL REGULATIONS, THAT CAN AFFECT THE COST, MANNER OR FEASIBILITY OF DOING BUSINESS

     The development, exploitation, production and sale of oil and natural gas in the U.S. are subject to extensive federal, state and local laws and regulations, including environmental laws and regulations. We may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include:

     o   discharge permits for drilling operations,
     o   drilling bonds,
     o   reports concerning operations, and
     o   taxation.

     Under these laws and regulations, we could be liable for personal injuries, property damage, oil spills, the discharge of hazardous materials, remediation and clean-up costs and other environmental damages. While we maintain insurance coverage for our operations, we do not believe that full insurance coverage for all potential environmental damages is available at a reasonable cost. Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that substantially increase our costs of doing business. Accordingly, any of these liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect our financial condition and results of operations.

HEDGING OUR PRODUCTION MAY RESULT IN LOSSES

     To reduce our exposure to changes in the prices of oil and natural gas, we have entered into and may in the future enter into hedging arrangements. The hedges that we have entered into generally provide a 'floor' (or 'cap' and 'floor') on the prices received for our oil and natural gas production over a period of time. Hedging arrangements may expose us to the risk of financial loss in some circumstances, including the following:

     o our production does not meet the minimum production requirements under the agreement,
     o the other party to the hedging contract defaults on its contract obligations or
     o there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.

     In addition, these hedging arrangements may limit the benefit we would receive from increases in the prices for oil and natural gas.

MANAGEMENT AND JEDI EACH OWNS A SIGNIFICANT AMOUNT OF OUR VOTING STOCK AND MAY HAVE SIGNIFICANT INFLUENCE OVER THE COMPANY, AND THE INTERESTS OF JEDI MAY BE DIFFERENT FROM OUR OTHER STOCKHOLDERS

     As of September 10, 1999, our officers and directors as a group had a beneficial interest in or held a proxy for approximately 15.1% of our undiluted voting stock. As of September 10, 1999, Joint Energy Development Investments Limited Partnership ("JEDI"), an affiliate of Enron Corp., owned 9,600,000 shares of our Series A preferred stock, each share of which has the right to one vote on all matters submitted to a vote by our stockholders, and 2,634,951 shares of our common stock, or approximately 27.9% of our undiluted voting stock. JEDI also holds warrants to purchase an additional 769,221 shares of our common stock and rights to acquire 261,051 shares of our common stock. As a result, these stockholders, if they decide to act together, will be able to exercise significant control on the outcome of matters requiring a stockholder vote, including the election of directors and approval of major transactions. In addition, if specified defaults under the terms of our Series A preferred stock occur, then JEDI would have the right to appoint a majority of our board of directors. Their influence on us may have the effect of delaying or preventing a change of control of our company and may adversely affect the voting and other rights of other stockholders.

     Conflicts of interest could arise in the future between our company, on the one hand, and JEDI and its affiliates, on the other hand, concerning, among other things, potential competitive business activities or business opportunities. Conflicts could also arise because of existing agreements between JEDI and its affiliates and our company. Enron Corp. and its affiliates are engaged in nearly all phases of the oil and gas business and are, therefore, competitors of the Company. Affiliates of Enron Corp. have also provided and assisted in providing financing to some of our other competitors. We have been, and continue to be, involved in various transactions with JEDI and its Enron affiliates. We have entered into a subordinated revolving credit facility with ECT and we have entered into hedging agreements with a subsidiary of Enron Corp.

WE MAY BE DELISTED FROM THE NASDAQ SMALLCAP MARKET

     On July 22, 1999, the Nasdaq SmallCap Market notified us that our significantly reduced tangible net worth could lead to a delisting of our common stock from trading on the Nasdaq SmallCap Market. We have responded to Nasdaq's letter, and on August 27, 1999 Nasdaq notified us that it desired to delist our common stock. In accordance with Nasdaq rules, we requested a hearing to respond further to Nasdaq's concerns. The hearing is set for October 14, 1999. After the hearing, if Nasdaq is not satisfied with our response to their concerns, then Nasdaq may delist our common stock at any time without further notice to us. If Nasdaq delists our common stock, then our common stock may be traded on the OTC Bulletin Board or the "pink sheets," or not traded at all. Many institutional and other investors refuse to invest in stocks that are traded at levels below the Nasdaq SmallCap Market which could make our effort to raise capital more difficult. In addition, the firms that currently make a market for our common stock could discontinue that role. OTC Bulletin Board and "pink sheet" stocks are often lightly traded or not traded at all on any given day. Any reduction in liquidity or active interest on the part of the investors in our common stock could have adverse consequences on our holders either because of reduced market prices or a lack of a regular, active trading market for our common stock. In addition, delisting from the Nasdaq SmallCap Market would constitute a "Triggering Event" which would allow the certain holders of reset rights to put their remaining shares and reset rights to us for repurchase.

OUR STOCKHOLDERS MAY EXPERIENCE SUBSTANTIAL DILUTION IN THE FUTURE

      Our stockholders may experience substantial dilution in the future upon the conversion of shares of our Series C preferred stock and the exercise of dilutive "reset" rights that we granted in connection with some prior issuances of our common stock.

      Holders of our Series C preferred stock may convert their shares into shares of common stock at a conversion price based on the market price of our common stock. There were 13,974,156 shares of our common stock issuable per conversion of the Series C preferred stock as of September 10, 1999 assuming a conversion price of $0.344.

      Pursuant to two purchase agreements signed in July and November 1998, we issued an aggregate of 3,845,241 shares of common stock. As part of those issuances and in consideration for the original issuance price paid by the investors, we agreed to protect the holders against declines in the price of their common stock by granting them one repricing right for every share issued. Each repricing right gives the holder a one-time right to require us to issue additional shares without the payment of additional consideration. Generally, subject to certain limitations, the number of additional shares that will be issued when repricing rights are exercised by the holder is determined by multiplying the number of reset rights being exercised times the "repricing rate." The repricing rate is determined by the following formula:

                        "repricing price" - market price
                        --------------------------------
                                  market price

      The repricing price is determined by multiplying the original purchase price of the share by a premium that rises to 128% over time. The repricing rights expire upon exercise. As long as the market price exceeds the repricing price, we are not required to issue any additional shares. We have issued through September 10, 1999, a total of 1,650,784 shares of common stock upon exercise of such rights. As of September 10, 1999, 64,619,686 shares of common stock were issuable upon exercise of the reset rights assuming a market price of $0.344.

      Because both the conversion provision of the Series C preferred stock and the reset formula for the reset rights are based on the current bid price of the common stock at the time of conversion or exercise, a significant number of shares of common stock could be issued depending upon the market price of the common stock.

      In addition, our board of directors may issue shares of common stock and preferred stock in the future which may dilute our stockholders' ownership. We are authorized to issue 100,000,000 shares of common stock (34,216,106 shares were issued and outstanding at September 10, 1999). We are also authorized to issue 50,000,000 shares of preferred stock (9,604,428 shares of preferred stock were issued and outstanding at September 10, 1999).

FUTURE SALES OF OUR COMMON STOCK MAY ADVERSELY AFFECT THE MARKET PRICE

     Future sales by stockholders could adversely affect the prevailing market price of our common stock. As of September 10, 1999, we had 34,216,106 shares of common stock outstanding. In addition,

     o 9,600,000 shares of common stock are issuable upon conversion of our Series A preferred stock,
     o 13,974,156 shares of common stock are issuable upon conversion of our Series C preferred stock (assuming a conversion price of $0.344 per share),
     o 6,790,941 shares of common stock are issuable upon exercise of outstanding warrants,
     o 763,500 shares of common stock are issuable upon exercise of outstanding stock options, and
     o 64,619,686 shares would be issued upon exercise of the repricing rights (assuming a market price of $0.344 per share).

     Of the issued and outstanding shares of common stock, 24,511,155 are freely tradeable without restriction or further registration under the Securities Act. The remaining issued and outstanding shares of common stock (9,704,951 shares) are "restricted shares" and shares held by our affiliates. Some of our stockholders who hold "restricted securities" have previously been granted registration rights entitling them to demand, in certain circumstances, that we register the shares of common stock held by them for sale under the Securities Act. Sales of substantial amounts of common stock in the public market, pursuant to Rule 144 or otherwise, or the availability of such shares for sale, could adversely affect the prevailing market price of the common stock and impair our ability to raise additional capital through the sale of equity securities.

THE LOSS OF ANY OF OUR KEY PERSONNEL COULD ADVERSELY AFFECT US

     We depend to a large extent on the continued employment of Edward J. Munden, Chairman of the Board, President and Chief Executive Officer, Robert P. Lindsay, Chief Operating Officer and Executive Vice President, Ronald I. Benn, Chief Financial Officer and Treasurer, Bruce I. Benn, Executive Vice President and Secretary, and other key personnel, including V. Ed Butler, Vice President, Asset Management and Ronald Idom, Vice President, Acquisitions. If any of these persons becomes unable or unwilling to continue in their present positions, our business and financial results could be materially adversely affected. We hold key man insurance on the lives of each of Edward J. Munden, Robert P. Lindsay, Bruce I. Benn and Ronald I. Benn. We also have employment agreements with each of these officers (other than Mr. Butler and Mr. Idom) through 2002.

IN SOME CIRCUMSTANCES, WE MAY HAVE TO USE A SIGNIFICANT AMOUNT OF CASH TO HONOR OUR OBLIGATION TO REPURCHASE SOME OF OUR SECURITIES

     We granted to the buyers in two private placements in 1998 the right to require us to repurchase the buyer's shares of common stock and rights to acquire additional shares of common stock after the occurrence of specified major transactions or triggering events, including, without limitation, a merger, sale or transfer of all or substantially all of our assets, a tender offer for more than 40% of the shares of our common stock, and defaults by us under some of our covenants to the buyers. In addition, in connection with two private placements of our preferred stock, we granted to the buyers the right to require us to repurchase the buyers' shares of preferred stock after the occurrence of specified defaults and other events. We would be required to obtain the consent of the lenders under our credit agreement and the ECT revolving credit agreement and the consent of the holders of our senior notes before repurchasing the shares and rights. If we could not obtain these consents, we would be in default under our agreements with the buyers, and this default could trigger cross defaults under the credit agreement, the ECT revolving credit agreement or the indenture governing the senior notes. In addition, if we fail to repurchase the shares of common stock, repricing rights or shares of preferred stock as required, we could be liable to the buyers for damages.

EFFECT OF CHANGE OF CONTROL OF THE COMPANY

     The indenture governing our senior notes contain provisions that, under certain circumstances, will cause our senior notes to become due upon the occurrence of a change of control (as defined in the indenture). If a change of control occurs, we may not have the financial resources to repay this indebtedness and would default under the indenture. This default could trigger a default under our credit agreement and the ECT revolving credit agreement. These provisions could also make it more difficult for a third party to acquire control of us, even if that change of control might be beneficial to stockholders.

OUR CERTIFICATE OF INCORPORATION CONTAINS PROVISIONS THAT COULD DISCOURAGE AN ACQUISITION OR CHANGE OF CONTROL OF OUR COMPANY

     Our certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval. Provisions of our certificate of incorporation, such as the provision allowing our board of directors to issue preferred stock with rights more favorable than our common stock, could make it more difficult for a third party to acquire control of us, even if that change of control might be beneficial to stockholders.

OUR COMPUTER SYSTEMS AND THE COMPUTER SYSTEMS OF OUR BUSINESS PARTNERS MAY NOT BE YEAR 2000 COMPLIANT, WHICH MAY CAUSE SYSTEM FAILURES AND DISRUPTIONS ADVERSELY AFFECTING OUR OPERATIONS

     The "Y2K" issue is a general term used to refer to the business implications of the arrival of the new millennium. In simple terms, on January 1, 2000, all computer hardware and software systems that use the two-digit year convention could fail completely or create erroneous data as a result of the system failing to recognize the two-digit internal date "00" as representing the year 2000. Our computer systems and the computer systems of our business partners may not be Y2K compliant, which may cause system failures and disruptions adversely affecting our operations. Please read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Y2K Compliance." We cannot assure you that our internal operations do not have any material issues with respect to Y2K compliance. In addition, we may not properly identify all potential problems or all potentially affected systems or remedy all problems in our systems. Furthermore, the Y2K issue also affects our customers and other third parties with whom we do business. The failure of any of these entities to become Y2K compliant could adversely affect our operations. The most reasonably likely "worst case" impacts would be:

     o impairment of our ability to deliver our production to, or receive payment from, third parties gathering and/or purchasing our production from affected facilities;
     o impairment of the ability of third-party suppliers or service companies to provide needed materials or services to our planned or ongoing operations, necessitating deferral or shut-in of exploitation, development or production operations; and
     o our inability to execute financial transactions with our banks or other third parties whose systems fail or malfunction.

ITEM 2.  DESCRIPTION OF PROPERTIES

GENERAL

     We occupy approximately 8,360 square feet of office space at 13760 Noel Road, Suite 1030, Dallas, Texas, under a lease that expires in October, 2003. We also occupy approximately 2,000 square feet of space in Ottawa, Ontario for offices for certain of its executive officers located there under a lease that expires in August 2003. We also lease approximately 3,475 square feet of office space at 3500 Oak Lawn, Suite 380, Dallas, Texas under a lease that expires in November, 1999. We lease property for a rig yard in New Mexico.

OTHER

     For a description of our oil and natural gas properties, oil and gas reserves, acreage, wells, production and drilling activity, see "Item 1. Business."


ITEM 3.       LEGAL PROCEEDINGS

     The landowner royalty on the J.C. Martin Field is currently subject to a lawsuit that may create uncertainty regarding the Company's title to its interest in the J.C. Martin Field. See "Item 1. Business - Risk Factors" .

     No other legal proceedings are pending other than ordinary routine litigation incidental to us, the outcome of which management believes will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the last 3 months of the fiscal year ended June 30, 1999, no matter was submitted by us to a vote of its stockholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.       MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our preferred stock are not publicly traded. The Company's common stock is principally traded on the Nasdaq SmallCap Market under the symbol "QSRI." The common stock commenced trading on the Nasdaq SmallCap Market on May 22, 1997. Prior to that date the common stock was traded in the Over-The-Counter market. The Nasdaq SmallCap Market has proposed to delist the common stock from that market. We are appealing that determination. See "Item 1. Business - Risk Factors." The following table sets forth the high and low closing bid prices for the Company's Common Stock from July 1, 1996 through June 30, 1999, based upon quotations which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                     HIGH            LOW
                                                                     ----            ---

                    FISCAL YEAR ENDED JUNE 30, 1997
                      First Quarter                                $ 2.125         $ 2.125
                      Second Quarter                                 3.375           2.125
                      Third Quarter                                  3.500           3.000
                      Fourth Quarter                                 4.250           3.500

                    FISCAL YEAR ENDED JUNE 30, 1998
                      First Quarter                                $ 5.375         $ 4.145
                      Second Quarter                                 6.344           5.250
                      Third Quarter                                  7.625           6.125
                      Fourth Quarter                                 7.625           7.125

                    FISCAL YEAR ENDED JUNE 30, 1999
                      First Quarter                                $ 8.000         $ 6.500
                      Second Quarter                                 7.000           3.375
                      Third Quarter                                  4.125           1.125
                      Fourth Quarter                                 1.469           0.937

TRANSFER AGENT

     The Transfer Agent for our common stock is Continental Stock Transfer & Trust Company, 2 Broadway, New York, New York 10004.

HOLDERS

     The approximate number of record holders of our common stock as of September 1, 1999 was 890, inclusive of those brokerage firms and/or clearing houses holding our common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

CAPITAL STOCK ISSUANCES

     During the three months ended June 30, 1999, pursuant to Section 3(a) of the Securities Act of 1933, we issued 348,118 shares of common stock for no additional consideration to stockholders who exercised repricing rights included with the private placement of July 8, 1998. The repricing rights were issued in connection with the July 1998 private placement and permit the holders to acquire shares of common stock without the payment of additional consideration if the common stock does not achieve certain price thresholds in excess of the original issuance price of the shares purchased by the holders in July 1998. The resale of these shares of common stock is registered pursuant to a registration statement on Form S-3 filed with the Commission.

     Additionally, pursuant to the Section 3(a) of the Securities Act of 1933, the holders of Series C preferred stock converted 50 shares of Series C preferred stock into 569,089 shares of common stock. In conjunction with those conversions, we issued 39,378 shares of common stock in payment of stock dividends. The value of these stock dividends was $39,444. The resale of these shares of common stock is registered pursuant to a registration statement on Form S-3 filed with the Commission.

DIVIDENDS

     We have not declared or paid any cash dividends on our common stock during the two year period ended June 30, 1999, and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, our credit agreement and the indenture (the "Indenture") dated as of July 1, 1998 among parent company, certain of its subsidiaries and Harris Trust and Savings Bank, as Trustee (the "Trustee") currently prohibit it from paying cash dividends. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Furthermore, dividends on the common stock are limited by the terms of our Series A Participating Convertible Preferred Stock, par value $0.01 per share, and the terms of our Series C Convertible Preferred Stock, par value $0.01 per share, which prohibit cash dividends on common stock unless all accrued and unpaid dividends on such preferred stock have been paid. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, restrictions in our credit agreement, the Indenture and our Restated Certificate of Incorporation, as amended, business conditions, our financial condition and other factors that the Board of Directors deems relevant.


ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth for the periods indicated certain of our summary historical consolidated financial information. The summary historical consolidated financial information for each of the years in the five years ended June 30, 1999 have been derived from our audited consolidated financial statements. We completed material acquisitions of producing properties in each of the periods presented which affects the comparability of the historical financial and operating data for all periods presented. The summary historical information below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results and Operations," our Consolidated Financial Statements and the notes thereto.

                                                                      YEAR ENDED JUNE 30                     FOR THE
                                                    -----------------------------------------------------     PERIOD
                                                        1999          1998          1997          1996      FROM AUGUST
                                                                                                             9, 1994 TO
                                                                                                              JUNE 30,
                                                                                                                1995
                                                      ($,000)       ($,000)       ($,000)       ($,000)       ($,000)

       OPERATIONS DATA:
         Oil and gas sales (1)                         33,783        12,665         4,381         2,079           435
         Oil and gas production expenses (1)            9,127         6,333         2,507         1,175           280
                                                     ---------      -------       -------       -------       -------
         Net oil and gas revenues                      24,656         6,332         1,874           904           155
         General and administrative expenses            3,534         2,259         1,452         1,113           294
                                                     ---------      -------       -------       -------       -------
         EBITDA                                        21,122         4,073           422           209          (139)
         Interest and financing costs (2)              17,003         3,957           878           421            25
         Depletion, depreciation, and                  13,354         4,809           982           630           132
         amortization (3)
         Ceiling test write-down                       35,033        28,166            --            --            --
         Interest and other income                       (326)         (105)         (300)          (71)          (10)
         Extraordinary item                             3,549            --           171            --           401
                                                     ---------      -------       -------       -------       -------
         Net loss                                     (47,491)      (32,754)       (1,309)       (1,189)         (687)
                                                     =========      =======       =======       =======       =======
         Net loss per common share                   $ (1.514)      $ (1.44)      $ (0.05)      $ (0.05)      $ (0.04)

       CASH FLOWS DATA:
         Net cash from in operating activities          9,504         1,041           263          (620)         (303)
         Net cash used in investing activities         (1,611)     (154,342)       (4,305)       (5,502)       (3,130)
         Net cash provided by financing activities        444       154,021         3,752         6,622         3,532
         Net increase (decrease) in cash                8,337           720          (290)          500            99

       BALANCE SHEET DATA (AT END OF PERIOD):
         Total current assets                           9,504         6,411         1,066         1,533           807
         Property and equipment, net                    1,611       142,467        16,187         9,662         4,043
         Deferred assets                                  444         4,797             0            88            --
         Total assets                                 119,210       153,675        17,253        11,283         4,850
         Total current liabilities                     11,142         6,836         3,670         1,450           771
         Long-term obligations, net of current
         portion                                      133,852       153,619         7,152         6,670           876
         Total stockholders' equity                   (25,784)       (6,780)        6,431         3,163         3,203

1. Oil and gas sales and production expenses related to net profits interests have been presented as if such net profits interests were working interests.
2.   Interest charges payable on outstanding debt obligations.
3. Depreciation, depletion and amortization includes amortized deferred charges related to debt obligations of $1.3 million for the year ended June 30, 1999, and $22,000 and $120,000 of amortized deferred charges related to our gas price hedging program for years ended June 30, 1998 and 1999, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We are an independent energy company engaged in the acquisition, development and exploitation of oil and natural gas reserves. We focus on buying and developing on-shore oil and natural gas properties located in the United States. We also strive to maintain low operating expenses. Because of our growth strategy, we also seek to maintain financial flexibility so that we have funds to purchase properties when we consider the terms to be favorable.

     Our strategy is to increase its reserves, production, earnings, cash flow and net asset value by:

     1. acquiring strategic oil and natural gas properties in a disciplined manner,
     2.  developing, exploiting and exploring our properties,
     3.  achieving low operating costs, and
     4.  maintaining financial flexibility.

     Our revenues, profitability and future growth rate also substantially depend on factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets historically have been very volatile, and oil and natural gas prices may fluctuate widely in the future. Sustained periods of low prices for oil and natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

     We use the full cost method of accounting for our investment in oil and natural gas properties. Under this method, we capitalize all acquisition, exploration and development costs incurred for the purpose of finding oil and natural gas reserves, including salaries, benefits and other related general and administrative costs directly attributable to these activities. We capitalized general and administrative costs of $931,000 in 1999, $721,000 in 1998 and $316,000 during 1997. We expense costs associated with production and general corporate activities in the period incurred. We capitalize interest costs related to unproved properties and properties under development. Sales of oil and natural gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas.

     We have experienced significant growth in reserves, production, revenue and cash flow since we began operations. You should read this section 'Management's Discussion and Analysis of Financial Condition and Results of Operations' in conjunction with our Consolidated Financial Statements.
     The following table sets forth certain operating information for the periods presented. We acquired certain significant producing oil and natural gas producing properties during certain of the periods presented which affects the comparability of the data for the periods presented.

                                                                           YEAR ENDED JUNE 30
                                                                 ------------------------------------------
                                                                     1999           1998           1997
                                                                     ----           ----           ----

       PRODUCTION DATA:

       Gas (Mcf)............................................     12,962,000      3,368,000         546,000
       Oil (Bbls)...........................................        500,000        325,000         151,000
       Mcfe.................................................     15,960,000      5,318,000       1,450,000

       AVERAGE SALES PRICE:

       Gas ($/Mcf)..........................................        $  2.13        $  2.27         $  2.31
       Oil ($/Bbl)..........................................        $ 12.37        $ 15.52         $ 20.73
       Mcfe ($/Mcfe)........................................        $  2.12        $  2.39         $  3.02

       AVERAGE COST ($/MCFE) DATA:

       Production and operating costs.......................        $  0.49        $  1.07         $  1.52
       Production and severance taxes.......................        $  0.08        $  0.12         $  0.21
       General and administrative costs.....................        $  0.22        $  0.43         $  1.00
       Interest expense (excluding amortization of deferred
       assets)..............................................        $  1.06        $  0.75         $  0.61
       Depletion,  depreciation, and amortization (excluding
       writedown of oil and natural gas properties).........        $  0.74        $  0.91         $  0.68

     The following discussion of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included herein.


THE YEAR ENDED JUNE 30, 1999 COMPARED TO THE YEAR ENDED JUNE 30, 1998

     The following discussion and analysis reflects the operating results as if the net profits interests were accounted for as working interests. We believe that this presentation will provide you with a more meaningful understanding of the underlying operating results and conditions for the period.

     RESULTS OF OPERATIONS

     Revenues. Total revenues during the year ended June 30, 1999 were $33.8 million, an increase of $21.1 million over the $12.7 million for the year ended June 30, 1998. Our revenues were derived from the sale of 13.0 Bcf of natural gas at an average price per Mcf of $2.13 and 500,000 barrels of oil at an average price per barrel of $12.37. During the year ended June 30, 1998 our revenues were derived from the sale of 3.4 Bcf of natural gas, at an average price per Mcf of $2.27, and 325,000 barrels of oil, at an average price per barrel of $15.52.

     The two periods are not readily comparable because of our significant growth during the year ended June 30, 1998, primarily resulting from the April 1998 acquisition of the net profits interests. Production from properties owned throughout both periods was 1.0 Bcf of gas and 223,000 barrels of oil during the year ended June 30, 1999. This represents an increase of 0.1 Bcf(14%) over the
0.9 Bcf of gas, and an decrease of 26,000 barrels (11%) from the 250,000 barrels of oil produced during the year ended June 30, 1998. The increase in gas production is a reflection of our successful exploitation and development programs implemented during the year ended June 30, 1999, offset by the natural rate of depletion of the reservoirs associated with these properties. The decrease in oil production is a combination of the decision to temporarily reduce production from certain producing areas with relatively high production costs, due to the low price of oil received during the year combined with the natural rate of depletion of the reservoirs associated with these properties. The production of oil from those properties temporarily shut in during the period of low oil prices is being restored after oil prices returned to their current higher levels. Production from properties acquired during 1998 was 11.9 Bcf of gas and 276,000 barrels of oil during 1999 as compared to 2.4 Bcf of gas and 75,000 barrels of oil during 1998.

     Costs and Expenses. Operating costs and expenses for the year ended June 30, 1999, exclusive of a non-cash ceiling test write-down of $35.0 million and an extraordinary charge of $3.5 million, were $43.0 million. Of this total, lease operating expenses and production taxes were $9.1 million, general and administrative expenses were $3.5 million, interest charges were $18.3 million and depletion, depreciation and amortization costs were $11.9 million. Operating costs and expenses for the year ended June 30, 1998, exclusive of a non-cash ceiling test write-down of $28.2 million, were $17.4 million. Of this total, lease operating expenses and production taxes were $6.3 million, general and administrative costs were $2.3 million, interest charges were $4.0 million, and depletion, depreciation and amortization costs were $4.8 million.

     The increase in lease operating expenses and production taxes is a result of our increased levels of oil and natural gas production. When lease operating expenses and production taxes are compared on a cost per unit basis, the cost of producing an Mcfe during the year ended June 30, 1999 decreased by $0.62 per Mcfe (52%) to $0.57 from the $1.19 per Mcfe achieved during the year ended June 30, 1998. This decrease in production costs per unit is primarily the result of the acquisition of properties in April 1998 having lower operating costs per unit than our other properties.

     General and administrative expenses have increased by $1.3 million as a result of the increased size of our requiring additional employees and incremental costs; however, on a per unit basis, general and administrative expenses for the year ended June 30, 1999 were $0.22 per Mcfe, a decrease of $0.21 per Mcfe (49%) from the $0.43 per Mcfe incurred during the year ended June 30, 1998. This per unit decline in general and administrative expenses is a result of our increased level of oil and natural gas production.

     Interest expense for the year ended June 30, 1999 was $18.3 million. This is comprised of $17.0 million paid or payable in cash and $1.3 million of amortized deferred costs incurred at the time that the related debt obligations were incurred. During the year ended June 30, 1998 total interest expense was $4.0 million, being comprised of $3.9 million paid or payable in cash and $0.1 million of amortized deferred costs incurred at the time that the related debt obligations were incurred. The increase of $14.3 million in interest expense is due to an increase in the average interest bearing debt outstanding. During the year ended June 30, 1999 we had average interest bearing debt outstanding of $139.3 million, as compared to $48.5 million during the year ended June 30, 1998. On a per unit basis, cash interest expense for the year ended June 30, 1999 was $1.06 per Mcfe, as compared to $0.75 per Mcfe during the year ended June 30, 1998.

     The increase in depletion, depreciation and amortization costs of $7.1 million is a result of the increased volume of crude oil and natural gas produced by us and the higher per unit cost of acquisition of the properties acquired during the year ended June 30, 1998. On a cost per Mcfe of reserves the depletion, depreciation and amortization costs decreased by $0.17 per Mcfe (29%), primarily due to the effects of the non-cash writedowns of $35.0 million and $28.2 million recorded at December 31, 1998 and June 30, 1998 respectively, to reflect the impact of lower oil and natural gas prices at those two dates.

     Extraordinary Loss. As a result of the placement of the $125 million of 12.5% Senior Notes in July, 1998 we unwound an interest rate hedge contract related to existing floating interest rate bridge loans at a cost of $3,549,000. As the debt hedged was retired using the proceeds from the issuance of the Senior Notes, the costs of terminating the hedge was recognized as an extraordinary loss.

     Net Loss. We have incurred losses since inception, including $47.5 million ($1.51 per common share) for the year ended June 30, 1999, compared to $32.8 million ($1.44 per share) for the year ended June 30, 1998. These losses are a reflection of the low oil and natural gas prices experienced during the year ended June 30, 1999 combined with our high leverage position. We believe, but cannot assure, that as a result of the acquisitions made during the year ended June 30, 1998 our revenues from natural gas and oil are sufficient to cover our production costs and operating expenses, subject to prevailing prices for crude oil and natural gas and the volumes thereof produced by us. We enter the 2000 fiscal year (July 1, 1999 to June 30, 2000) with a plan to improve production from the properties we had acquired through June 1998 and to acquire additional oil and natural gas producing properties to provide the revenue base required to generate additional positive cash flow from operations. Our revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil and natural gas produced by us. In addition, our proved reserves will decline as crude oil and natural gas are produced unless we are successful in acquiring properties containing proved reserves or conducts successful exploitation and development activities.

     CASH FLOW DATA

     From Operations. During the year ended June 30, 1999 we generated $9.5 million from operations. The reduction in the accounts receivable of $0.7 million is primarily a reflection of the impact of reduced commodity prices received by us from the sale of crude oil and natural gas during the period April through June 1999 as compared to the same period in 1998. Accrued liabilities of $9.7 million at June 30, 1999 includes $7.8 million in accrued interest charges due on July 1, 1999. In comparison, during the year ended June 30, 1998 we generated $1.0 million from operations.

     Investing Activities. During the year ended June 30, 1999 we invested $11.5 million developing our existing properties. A further $171,000 was invested in operating equipment and office equipment during the year. In addition, we generated $10.0 million in net proceeds from the sale of certain oil and natural gas properties. During the year ended June 30, 1998 we invested $154.2 million in acquiring additional natural gas and crude oil producing properties and developing existing properties. Of this amount, a total of $146.3 million was expended in three acquisition transactions. The remaining $7.9 million was spent on developing existing properties. A further $100,000 was invested in operating equipment and office equipment during the year. There were no property sales during the year ended June 30, 1998.

     Financing Activities. During July 1998 we issued $125.0 million of unsecured bonds ($120.5 million net of costs) and raised an additional $31.0 million ($28.4 million net of costs) by issuing common stock. The proceeds from these bonds and the common stock were used to repay $142.2 million of short-term debt, unwind an interest rate hedge contract at a cost of $3.5 million and redeem $1.3 million (2,350,000 DEM) of Deutchemark denominated bonds. The remaining $1.9 million was added to our working capital. During November 1998 we issued $2.5 million ($2.3 million net of costs) of common stock. The proceeds were used to repurchase $2.3 million of Series C preferred stock. During January 1999 we borrowed an additional $7.0 million against the $25.0 million then available under our credit agreement, to fund our capital expenditures incurred during the period July to December 1998. During the period January to June 1999 we repaid $9.3 million of our outstanding loans under our credit agreement. At June 30, 1999 the maximum amount available under the credit agreement was $8.0 million, which represented balance outstanding at that date. Also during the year, we repaid $80,000 of a capital lease. During the year ended June 30, 1998 we raised $14.4 million by issuing preferred and common stock and $152.5 million in short-term loans. We also issued $121,000 in Deutchemark denominated subordinated bonds. During the year we repaid $8.1 million of bank debt and $70,000 of a capital lease.

     BALANCE SHEET DATA

     Total Assets. At June 30, 1999 we owned assets of $119.2 million, comprised of current assets of $14.0 million, investments in oil and gas producing properties, net of accumulated depletion, depreciation and amortization, of $97.2 million and deferred assets of $8.0 million. At June 30, 1998 we owned assets of $153.7 million, comprised of current assets of $6.4 million, investments in oil and gas producing properties, net of accumulated depletion, depreciation and amortization, of $142.5 million and deferred assets of $4.8 million.

     Stockholders' Equity. At June 30, 1999 we had a net stockholders' deficit of $26.5 million, primarily as a result of a total of $63.2 million of non-cash ceiling test write-downs we recorded on June 30, 1998 and December 31, 1998. During July 1998 we received $7.0 million on the exercise of warrants for 2.5 million shares of common stock, for an average exercise price of $2.83 per common share. During July and November 1998, we privately placed a total of 3.8 million common shares for $28.5 million ($23.7 million net of costs) for an average issuance price of $6.89 per common share. We also issued 1.4 million shares of common stock for no additional consideration to stockholders who exercised repricing rights included in the private placements of common stock in July and November 1998. During the year ended June 30,1999 we repurchased 2,152 Series C preferred shares for $2.3 million. In addition, 2,546 Series C preferred shares were converted into 1.3 million common shares. An additional 78,000 common shares issued as a stock dividend pursuant to these conversions.

     At June 30, 1998 we had a net stockholders' deficit of $6.8 million, primarily as a result of the $28.2 million non-cash ceiling test write-down recorded during 1998. During the year ended June 30, 1998 we privately placed and issued 2,160,715 common shares for $5.2 million, for an average cash issuance price of $2.40 per common share. During the year ended June 30, 1998 we issued 1,000,000 and 337,500 common shares in connection with an acquisition, which it valued at $3.125 per share ($3,125,000) and $5.00 per share ($1,687,500), respectively. Additionally, we issued 150,000 common shares in consideration for professional services rendered, which it valued at $2.00 per share ($300,000). We also issued 10,400 shares of Series C preferred stock for $9.5 million, net of costs.

THE YEAR ENDED JUNE 30, 1998 COMPARED TO THE YEAR ENDED JUNE 30, 1997

     RESULTS OF OPERATIONS

     Revenues. Total revenue during the year ended June 30, 1998 were $12.7 million, an increase of $8.3 million over 1997. Operating revenue from the sale of gas and oil was $6.3 million in 1998, while revenues from net profits interests and royalty interests acquired during 1998 provided additional revenues of $4.4 million. Our revenues are derived from the sale of 3.4 Bcf of natural gas, at an average price per Mcf of $2.27, and 324,557 barrels of oil, at an average price per barrel of $15.52. During the year ended June 30, 1997 we generated operating revenue of $4.4 million from the sale of natural gas and oil. The natural gas and oil revenues for the year ended June 30, 1997 were derived from the sale of 546.3 MMcf of natural gas, at an average price per Mcf of $2.31, and 150,546 barrels of oil, at an average price per barrel of $20.73.

     The two periods are not readily comparable because of the significant growth that we experienced during the years ended June 30, 1998 and 1997. Production from properties owned throughout both periods was 467.2 MMcf of natural gas and 86,295 barrels of oil during the year ended June 30, 1998. This represents an increase of 60.3 MMcf (15%) over the 407.1 MMcf of natural gas, and a decrease of 17,682 barrels (17%) from the 103,977 barrels of oil produced during the year ended June 30, 1997. The increase in natural gas production is a reflection of the successful exploitation and development programs implemented by us during the year ended June 30, 1998. The decrease in oil production is a combination of the natural rate of depletion of the reservoirs associated with these properties and temporary reductions in production as certain properties were worked over. Production from properties acquired during the 1997 and 1998 periods were 2.9 Bcf of gas and 238,262 barrels of oil during 1998 as compared to 139.2 MMcf of natural gas and 46,569 barrels of oil during 1997.

     Costs and Expenses. Operating costs and expenses for the year ended June 30, 1998, exclusive of a non-cash ceiling test write-down of $28.2 million, were $17.4 million. Of this total, lease operating expenses and production taxes were $4.5 million, general and administrative costs were $2.3 million, interest charges were $4.0 million, and depletion, depreciation and amortization costs were $4.8 million. Operating costs and expenses for the year ended June 30, 1997 were $6.3 million. Of this total, lease operating expenses and production taxes were $2.5 million, general and administrative expenses were $1.5 million, interest and financing charges were $878,000, and depletion, depreciation and amortization costs were $982,000.

     The increase in lease operating expenses is a result of our increased levels of oil and gas production. When lease operating expenses are compared on a cost per unit basis, the cost of producing an Mcfe, including production taxes, decreased by $0.54 per Mcfe (42%) to $1.19. This decrease in lease operating costs per unit is primarily the result of the acquisition of properties having lower operating costs per unit during the comparable periods. General and administrative expenses have increased by $807,000 as a result of our increased size requiring additional employees; however, on a per unit basis, general and administrative expenses for the year ended June 30, 1998 were $0.43 per Mcfe, a decrease of $0.57 per Mcfe (57%). This per unit decline in general and administrative expenses is a result of our increased level of oil and natural gas production. The increase in depletion, depreciation and amortization costs of $3.8 million is a result of the increased volume of crude oil and natural gas produced by us and the higher per unit cost of acquisition of the properties acquired during the year ended June 30, 1998. On a cost per Mcfe of reserves the depletion, depreciation and amortization costs increased by $0.23 per Mcfe (34%).

     Pursuant to Commission regulations, we recorded a $28.2 million non-cash write-down of the carrying value of our oil and natural gas properties to reflect the impact of low oil and natural gas prices at June 30, 1998. We were not required to record a similar write-down at June 30, 1997.

     Net Loss. We have incurred losses since its inception, including $32.8 million ($1.44 per common share) for the year ended June 30, 1998, compared to $1.3 million ($0.05 per share) for the year ended June 30, 1997. These losses are a reflection of the start-up nature of our crude oil and natural gas production activities. We believe, but cannot assure, that as a result of the acquisitions we have made during the year ended June 30, 1998 that our revenues from natural gas and oil are sufficient to cover our production costs and operating expenses, subject to prevailing prices for crude oil and natural gas and the volumes thereof produced by us. We entered the 1999 fiscal year (July 1, 1998 to June 30, 1999) with a plan to improve production from the properties we acquired through June 1998 and to acquire additional oil and natural gas producing properties to provide the revenue base required to generate additional positive cash flow from operations. Our revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil and natural gas we produced. In addition, our proved reserves will decline as crude oil and natural gas are produced unless we are successful in acquiring properties containing proved reserves or conduct successful exploitation and development activities.

     CASH FLOW DATA

     From Operations. During the year ended June 30, 1998 we generated $1.0 million from operations. The growth in the accounts receivable of $4.6 million (a net consumption of cash from operations) is indicative of our growth and the related increase in demand for working capital. Similarly, the growth of $5.2 million in accounts payable (a net source of cash from operations) is also an indicator of our growth as we incurred higher expenses. In comparison, during the year ended June 30, 1997 we generated $263,000 from operations.

     Investing Activities. During the year ended June 30, 1998 we invested $154.2 million in acquiring additional natural gas and crude oil producing properties and developing existing properties. Of this amount, a total of $146.3 million was expended in three acquisition transactions. The remaining $7.9 million was spent on developing existing properties. A further $100,000 were invested in operating equipment and office equipment during the year. During the year ended June 30, 1997 we invested $3.0 million in acquiring additional oil and gas producing properties and $1.2 million in developing existing properties.

     Financing Activities. During the year ended June 30, 1998 we raised $14.4 million by issuing preferred and common stock and $152.5 million in short-term loans. We also issued $121,000 in Deutchemark denominated subordinated bonds. During the year we repaid $8.1 million of bank debt and $70,000 of a capital lease. Between July 8 and 20, 1998 we issued $125.0 million of unsecured bonds ($120.5 million net of costs) and raised an additional $30.0 million by issuing common stock. The proceeds from these bonds and the common stock were used to repay $142.2 million of short-term debt, unwind an interest rate hedge contract at a cost of $3.5 million and redeem $1.3 million (2,350,000
DEM) of Deutchemark denominated bonds. The remaining $3.5 million were added to our working capital.

     During the year ended June 30, 1997 we raised $802,000 of debt while repaying short-term notes payable of $1.4 million and $58,000 on its capital lease obligation, for a net decrease in debt of $663,000. On August 1, 1997 we entered into a loan agreement with Bank of Montreal. We drew down $12 million in loans, using $6 million to acquire certain crude oil and natural gas producing properties in New Mexico, Texas and Oklahoma. A further $4.9 million was used to retire outstanding loans with Comerica Bank Texas. The remaining $1,142,000 were retained for working capital purposes, with some of the funds used to reduce accounts payable. During the year ended June 30, 1997 we raised $5.0 million in preferred share equity and $4.0 million in common stock equity. Additionally, we collected $500,000 for a stock subscription receivable that was outstanding on June 30, 1996. (See Note 5 of the Notes to the Consolidated Financial Statements). We used $5.1 million of the cash equity raised to repurchase 9.6 million shares of common stock, for a net increase in cash equity of $4.4 million.

BALANCE SHEET DATA

     Total Assets. At June 30, 1998 we owned assets of $153.7 million, comprised of current assets of $6.4 million, investments in oil and gas producing properties, net of accumulated depletion, depreciation and amortization, of $142.5 million and deferred assets of $4.8 million. At June 30, 1997 we had assets of $17.3 million, comprised of current assets of $1.1 million, investments in oil and gas producing properties, net of accumulated depletion, depreciation and amortization, of $16.2 million.

     Stockholders' Equity. At June 30, 1998 we had a net stockholders' deficit of $6.8 million, primarily as a result of the $28.2 million non-cash ceiling test write-down recorded during 1998. During the year ended June 30, 1998 we privately placed and issued 2,160,715 common shares for $5.2 million, for an average cash issuance price of $2.40 per common share. During the year ended June 30, 1998 we issued 1,000,000 and 337,500 common shares in connection with an acquisition, which we valued at $3.125 per share ($3,125,000) and $5.00 per share ($1,687,500), respectively. Additionally, we issued 150,000 common shares in consideration for professional services rendered, which we valued at $2.00 per share ($300,000). We also issued 10,400 shares of Series C preferred stock for $9.5 million, net of costs.

     At June 30, 1997 we had total stockholders' equity of $6.4 million. During the year ended June 30, 1997 we placed and issued privately 1,560,000 common shares for $2.50 per share, less 10% in commissions, ($3,510,000) and 200,000 common shares for $3.05 per share, less 10% in commissions, ($549,000). Additionally, during the year ended June 30, 1997 we issued 192,000 common shares pursuant to acquisitions which we valued at $0.18 per share ($34,560) for purposes of those transactions, and 1,237,500 common shares pursuant to acquisitions which we valued at $0.50 per share ($618,750) for purposes of those transactions. Additionally, we issued 116,000 common shares in partial settlement of obligations, which we valued at $0.18 per share ($20,880) for purposes of those transactions.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     Consistent with our strategy of acquiring and developing reserves, we have an objective of maintaining as much financing flexibility as is practicable. Since we commenced our oil and natural gas operations, we have utilized a variety of sources of capital to fund our acquisitions and development and exploitation programs, and to fund our operations.

     Our general financial strategy is to use cash flow from operations, debt financings and the issuance of equity securities to service interest on our indebtedness, to pay ongoing operating expenses, and to contribute toward the further development of our existing proved reserves as well as additional acquisitions. There can be no assurance that cash from operations will be sufficient in the future to cover all such purposes.

     We have planned development and exploitation activities for all of our major operating areas. In addition, we are continuing to evaluate oil and natural gas properties for future acquisition. Historically, we have used the proceeds from the sale of our securities in the private equity market and borrowings under our credit facilities to raise cash to fund acquisitions or repay indebtedness incurred for acquisitions, and we have also used our securities as a medium of exchange for other companies assets in connection with acquisitions. However, there can be no assurance that such funds will be available to us to meet our budgeted capital spending. Furthermore, our ability to borrow other than under the credit agreement is subject to restrictions imposed by such credit agreement. If we cannot secure additional funds for our planned development and exploitation activities, then we will be required to delay or reduce substantially both of such activities.

     During the year ended June 30, 1999 we were in default under our credit agreement on four occasions. During each of the three months ended September 30, 1998, December 31, 1998 and March 31, 1999 we failed to achieve the minimum interest coverage ratios set out in the credit agreement. At June 30, 1999 we failed to meet the minimum required aggregate tangible net worth covenant set out in our credit agreement. On each occasion the lenders have waived and/or amended the credit agreement. However, they have limited our borrowing ability to $8.0 million of which we are fully drawn, and the maturity date has been accelerated to July 1, 2000. We are in the process of arranging additional capital to achieve a long term resolution of our defaults under the credit agreement. If we are not successful, our lenders may declare all amounts borrowed under the credit agreement, together with accrued interest, to be due and payable. If we do not repay the indebtedness promptly, our lenders could then foreclose against any collateral securing the payment of the indebtedness. Substantially all of our oil and gas interests secure our credit agreement.

SOURCES OF CAPITAL

     Our principal sources of capital for funding our business activities have been cash flow from operations, debt financings and the issuance of equity securities. Our historical sources of funds from debt financings include funds available under the credit agreement, the ECT revolving credit agreement, bridge facilities, unsecured, senior bonds issued to North American investors, certain bonds issued to certain European investors and capital leases.

     On April 17, 1998, we amended and restated our credit agreement with Bank of Montreal, as agent for the lenders party thereto. The credit agreement provides for borrowings up to $125.0 million (subject to borrowing base limitations) from such lenders to, among other things, fund development and exploitation expenditures, acquisitions and general working capital. The proceeds under the credit agreement were used to fund the property acquisitions in part. As of September 10, 1999, we were able to borrow up to $8.0 million under the credit agreement, all of which was outstanding as of September 10, 1999. The loan under the credit agreement matures on July 1, 2000. In the event of a default on the indebtedness under the credit agreement, not subsequently waived by the lenders, it is unlikely that we would be able to continue our business.

     Indebtedness incurred under the credit agreement generally bears interest at bank prime plus 2.0%.

     The loan under the credit agreement is secured by a first lien on our oil and natural gas properties, the title to which is held by a wholly owned subsidiary of Queen Sand Resources, and on the stock of two of our subsidiaries. In addition, the parent company and its operating subsidiaries, other than the subsidiary which is the borrower of record entered into guaranty agreements guaranteeing the repayment of the indebtedness under the credit agreement.

     Pursuant to the credit agreement, we are subject to certain affirmative and negative financial and operating covenants that are usual and customary for transactions of this nature. The affirmative covenants include, but are not limited to, covenants to:

     o   provide annual audited and unaudited interim financial information;
     o provide notices of the occurrence of certain material events affecting us;
     o promptly provide notice of all legal or arbital proceedings affecting us or our subsidiaries which could reasonably be expected to have a material adverse effect;
     o maintain and preserve its existence and oil and gas properties and other material properties;

     o   implement and comply with certain environmental procedures;
     o   perform our obligations under the credit agreement;
     o   provide reserve reports;
     o   deliver certain title information;
     o grant a security interest in oil and gas properties that are not currently subject to a lien under the credit agreement such that the mortgaged property includes at least 85% (with an obligation to use reasonable efforts to maintain 95%) of the SEC PV-10 of our total proved reserves; and
     o deliver certain information relating to compliance with ERISA laws and regulations.

     The negative covenants include, but are not limited to, covenants:

     o not to incur any indebtedness except as expressly permitted under the credit agreement;
     o not to incur any lien on any of its properties except as expressly permitted under the credit agreement;
     o not to make any loans or advances to or investments in any person except as expressly permitted under the credit agreement;
     o with respect to the parent company, not to declare or pay any dividends or redeem or otherwise acquire for value any capital stock of the parent company except for stock dividends and certain permitted repurchases of Series C preferred stock;
     o   not to enter into sale and leaseback transactions;
     o not to materially change the character of our business as an independent oil and natural gas exploration and production company;
     o not to enter into lease agreements except as expressly permitted under the credit agreement;
     o not to merge with or sell all or substantially all of our property or assets to any other person;
     o not to permit the borrowed proceeds under the credit agreement to be used for any purpose except as expressly permitted under the credit agreement;
     o   not to violate ERISA laws and regulations;
     o   not to discount or sell any notes or accounts receivable;
     o   not to maintain a working capital ratio of less than 1.0 to 1.0;
     o not to maintain a consolidated tangible net worth of less than $33.0 million;
     o   to pay our trade accounts payable when due;
     o   not maintain a fixed charge coverage ratio of less than 1.15 to 1.0;
     o not to sell, assign or otherwise transfer any interest in any oil or natural gas properties except as expressly permitted under the credit agreement;
     o   not to violate environmental laws and regulations;
     o not to enter into transactions with affiliates other than those entered into in the ordinary course of business on fair and reasonable terms;
     o not to create any additional subsidiaries unless such subsidiaries guarantee the obligations under the credit agreement or issue stock of any subsidiaries to third parties;
     o   not to enter into negative pledge agreements;
     o not to enter into any contracts which warrant production of oil and natural gas and not allow gas imbalances, take-or-pay or other prepayments which would require the delivery of oil or natural gas at some future time without receiving full payment therefor to exceed 5% of the current aggregate monthly gas production from the mortgaged oil and natural gas properties;
     o   not to amend or modify any material agreements;
     o not to repay other indebtedness except as expressly permitted under the credit agreement; and
     o   not make or pay capital expenditures more than specified amounts.

     The credit agreement also contains usual and customary events of default and provides remedies to the lenders in the event of default. The events of default include:

     o default in payment when due of any principal of or interest on indebtedness under the credit agreement;
     o default in payment when due of any principal of or interest on any other indebtedness aggregating $500,000 or more or an event shall occur which requires us to mandatorily redeem any of our existing preferred stock;

     o   breach of a representation and warranty under the credit agreement;
     o   default in performance of obligations under the credit agreement;
     o   our admitting in writing our inability to pay debts as they become due;
     o   voluntary or involuntary bankruptcy;
     o a judgment in excess of $100,000 shall be entered and not vacated within 30 days;
     o the security agreements under the credit agreement shall cease to be in full force and effect; and
     o we discontinue our usual business or any person or group of persons (other than JEDI, Enron or its affiliates) shall have acquired beneficial ownership of 30% or more of the outstanding shares of voting stock the parent company or individuals who constitute the Board of Directors of the parent company cease to constitute a majority of the then-current Board of Directors of the parent company.

     Although we believe that our cash flows and available sources of financing will be sufficient to satisfy the interest payments on our debt at currently prevailing interest rates and oil and natural gas prices, our level of debt may adversely affect our ability:

     o to obtain additional financing for working capital, capital expenditures or other purposes, should we need to so do; or
     o to acquire additional oil and natural gas properties or to make acquisitions utilizing new borrowings.

     There can be no assurances that we will be able to obtain additional financing, if required, or that such financing, if obtained, will be on terms favorable to us.

     On September 30, 1998 and December 31, 1998 and March 31, 1999 we were not in compliance with the interest coverage ratio specified in the credit agreement. The lenders waived the September 30, 1998 and December 31, 1998 covenant violation solely with respect to these specific defaults. On May 14, 1999, the lenders waived our March 31, 1999 noncompliance with the interest coverage ratio. On the same date, the credit agreement was amended to reduce the interest coverage ratio to 1.15:1 for the quarter ending June 30, 1999 and for each quarter thereafter. We believe, but cannot assure, that we will be able to comply with all restrictive covenants in the future or obtain waivers from the bank with respect to noncompliance.

     On June 30, 1999 we were not in compliance with the minimum tangible net worth covenant in the credit agreement. On October 13, 1999 the lenders waived this covenant violation and the credit agreement was amended to reduce the minimum tangible net worth covenant to $33.0 million. We are in the process of arranging additional capital to achieve a long-term resolution of our defaults under the credit agreement. If we are not successful, our lenders may declare all amounts borrowed under the credit agreement, together with accrued interest, to be due and payable. If we do not repay the indebtedness promptly, our lenders could then foreclose against any collateral securing the payment of the indebtedness. Substantially all of our oil and gas interests secure our credit agreement.

     Effective December 29, 1997, we established the ECT revolving credit agreement with ECT, as a lender and as agent for the lenders thereto, to fund on a revolving basis capital costs incurred with future development projects and to fund further acquisitions. The ECT revolving credit agreement is subordinate to the credit agreement. The ECT revolving credit agreement provides for borrowings up to $10.0 million, on a revolving basis and subject to borrowing base limitations, which has been initially set at an amount equal to 40% of the borrowing base established from time to time under the credit agreement. This facility is designed to provide bridge financing for development projects and acquisitions to be completed on relatively short notice or until the affected assets are eligible to be included in the borrowing base for the credit agreement or financed with longer-term indebtedness or equity capital; provided, that the availability for acquisitions under the facility is limited to the lesser of $5.0 million or 50% of the borrowing base as in effect from time to time. There is no indebtedness outstanding under this facility as of the date of this Form 10-K. Borrowings in excess of certain amounts under the ECT Revolving credit agreement will reduce the available borrowing base under the credit agreement. The loan is secured by a second priority lien and security interest (behind the first lien position of the credit agreement) in approximately 95% of our oil and natural gas properties.

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

     The maturity date for the ECT revolving credit agreement is the earlier of December 30, 2002 or the date that is 60 days after we receive written notice that the lenders and their affiliates beneficially own in the aggregate less than 10% of the capital stock of the parent company entitled to vote in the election of directors. From March 31, 1998 through the maturity date, we must pay interest on the outstanding loans at quarterly intervals, on the last business day of every March, June, September and December. In addition, the ECT revolving credit agreement provides for certain voluntary prepayments and certain mandatory prepayments of amounts borrowed under the facility.

     We are obligated to pay ECT, for the account of each lender under the ECT revolving credit agreement, a fee of 3/8% per annum on the daily average of the unadvanced portion of the facility, payable at the end of each quarter. This fee has been waived indefinitely since April 1998.

     We are subject to various covenants under the ECT revolving credit agreement, which covenants are substantially similar to the covenants described above with respect to the credit agreement. In addition to the covenants, the ECT revolving credit agreement contains representations, warranties, covenants and default provisions customary for a facility of this type.

     As of September 10, 1999 we have outstanding to investors in Europe Deutschemark denominated (DEM) 12% Bonds (the "12% Bonds") totaling DEM 1.6 million ($851,000). Under Regulation S of the Securities Act, we are prohibited from selling these Bonds to U.S. persons (as defined in Regulation S). In January 1998 we discontinued our efforts to sell any additional 12% Bonds. We are obligated to make periodic interest payments (January 15 and July 15 of each year) and to repay the principal when it comes due on July 15, 2000 in DEM. All interest payments have been paid in full at the time they came due. The funds generated by us from operations, which form the primary source of funds to pay the interest, are denominated in $US. We are exposed to the risk that, upon repayment, the exchange rate between DEM and $US may be less favorable than that which existed at the time that the bonds were issued. This would result in our having to repay a larger amount of $US than we received initially. Changes in the $US equivalent of the DEM bonds arising from changes to the DEM:$US exchange rate are recognized monthly. At June 30, 1999 we had recorded unrealized exchange rate gains of approximately $39,000 (at June 30, 1998 $141,000). However, there are no assurances that we will continue to realize gains related to favorable changes in the DEM:$US exchange rates in the future. Unfavorable changes to the DEM:$US exchange rate will result in us recording unrealized exchange rate losses related to the changes as they occur. We believe that we have the opportunity to enter into arrangements to manage its DEM:$US exchange rate risk. At this time, we have not entered into any such arrangements.

     We have issued both preferred stock and common stock for cash to raise equity to finance our working capital, to repay existing indebtedness, repurchase Series C preferred stock and to fund acquisitions. In December 1997 we raised $10.0 million of gross proceeds through a private institutional placement of preferred stock. Since July 1, 1997 we have also received approximately $13.4 million of cash proceeds from the exercise of previously issued warrants and the exercise of certain anti-dilution rights of JEDI. In addition, we have also issued common stock as partial consideration when acquiring oil and natural gas producing properties.

     On July 8, 1998, we completed a private placement (the "Note Offering") of $125,000,000 principal amount of 12 1/2% Senior Notes due 2008 (the "Notes"). In addition, on July 8, 1998 and July 20, 1998, we completed the private placement of $31.0 million of common stock. Pursuant to the Note Offering, we issued and sold the Notes to certain institutional buyers pursuant to Rules 144A and Regulation D promulgated under the Securities Act of 1933. The Notes mature on July 1, 2008, and interest on the Notes is payable semiannually on January 1 and July 1 of each year, commencing January 1, 1999 at the rate of 12 1/2% per annum. The payment of the Notes is guaranteed by the parent company's three operating subsidiaries. The net proceeds received by us from the Note Offering and the Private Equity Placement completed on July 8, 1998 of approximately $144.5 million and on July 20, 1998 of approximately

$6.9 million were used to repay indebtedness outstanding under the credit agreement, to repay indebtedness outstanding under the certain short term loans used to finance an acquisition of net profits and royalty interests, to redeem $1.3 million (2,350,000 DEM) of Deutchemark denominated bonds and to unwind an interest rate hedge contract at a cost of $3.5 million. With the exception of the Deutchemark denominated bonds, substantially all of this indebtedness was incurred to fund the April 20, 1998 acquisition of net profits and royalty interests.

     We are in the process of negotiating a revolving loan in the amount of $50 million, to be secured by a first lien on our oil and natural gas properties. This loan is expected to bear interest at bank prime plus 2% when borrowings are less than $25 million and bank prime plus 4.5% if the amount outstanding is equal to or greater than $25 million. The funds available under this facility would be available for general corporate purposes, including the funding of the exploitation and development of our existing oil and natural gas properties. There is no assurance that these negotiations will be successful. In the event that these negotiations are successful, the new lender would acquire the existing notes from the current lending group and replace the existing credit agreement with an amended and restated credit agreement. As a consequence of no longer holding a security interest in our oil and natural gas properties, Bank of Montreal has asked us to unwind the ceiling price feature of our hedge agreements with them. The cost of unwinding these contracts is a function of the future market price of natural gas over the remaining life of the contracts, which expire December 31, 2003. There has been considerable volatility in the natural gas market during the month of October 1999 and therefore it is not possible to estimate the cost of unwinding the contract. It is possible that the cost could be material. At such time as the contracts are unwound we will treat the cost as an expense in the period in which it occurs. See "Changes in Prices and Hedging Activities."

     We believe that we can generate sufficient cash flow from operations to pay the interest charges on all of our interest-bearing debt. The gas price hedging program currently in place provides a degree of protection against significant decreases in oil and gas prices. Furthermore, 94% of our interest-bearing debt is at fixed rates for extended periods, providing an effective hedge against increases in prevailing interest rates.

     We do not have sufficient liquidity or capital to undertake significant potential acquisition prospects. Therefore, we will continue to be dependent on raising substantial amounts of additional capital through any one or a combination of institutional or bank debt financing, equity offerings, debt offerings and internally generated cash flow, or by forming sharing arrangements with industry participants. Although we have been able to obtain such financings and to enter into such sharing arrangements in certain of our projects to date, there can be no assurance that we will continue to be able to do so. Alternatively, we may consider issuing additional securities in exchange for producing properties. There can be no assurance that any such financings or sharing arrangement can be obtained. Therefore, notwithstanding our need for substantial amounts of additional capital, there can be no assurance that it can be obtained.

     Further acquisitions and development activities in addition to those for which we are contractually obligated are discretionary and depend to a significant degree on cash availability from outside sources such as bank debt and the sale of securities or properties.

USES OF CAPITAL

     Since commencing our oil and natural gas operations in August 1994 we have completed 19 acquisitions of oil and natural gas producing properties. Through June 30, 1999, we have expended a total of $178.4 million in acquiring, developing and exploiting oil and natural gas producing properties. Initially, our operations represented a net use of funds. As demonstrated in the operating results for the year ended June 30, 1999, we generate a positive cash flow from operations. We expect to spend $8.4 million on discretionary capital expenditures through June 2000 for exploitation and development projects, depending on the availability of funds. We are not contractually obligated to fund any capital expenditures through June 2000.

INFLATION

     During the past several years, we have experienced some inflation in oil and natural gas prices with moderate increases in property acquisition and development costs. During the fiscal year ended June 30, 1999, we received somewhat lower commodity prices for the natural resources produced from our properties. Our results of operations and cash flow have been, and will continue to be, affected to a certain extent by the volatility in oil and natural gas prices. Should we experience a significant increase in oil and natural gas prices that is sustained over a prolonged period, we would expect that there would also be a corresponding increase in oil and natural gas finding costs, lease acquisition costs, and operating expenses.

CHANGES IN PRICES AND HEDGING ACTIVITIES

                                                                                      JUNE 30
                                                              ---------------------------------------------------------
                                                                     1999               1998               1997
                                                                     ----               ----               ----
GAS (PER MCF):
   Price received at wellhead                                       $ 2.00              $ 2.24             $ 2.31
   Effect of hedge contracts                                          0.13                0.03               --
   Effective price received, including hedge contracts                2.13                2.27               2.31

   Average NYMEX Henry Hub                                            2.01                2.46               2.52
   Average basis differential including hedge contracts               0.12               (0.19)             (0.21)
   Average basis differential excluding hedge contracts              (0.01)              (0.22)             (0.21)

OIL (PER BARREL):
   Average price received at wellhead per barrel                     12.37               15.07              20.73
   Average effect of hedge contract                                   0.00                0.45               --
   Average price received, including hedge contracts                 12.37               15.52              20.73

   Average NYMEX Sweet Light Oil                                     14.45               17.62              22.40
   Average basis differential including hedge contracts              (2.08)              (2.10)             (1.67)
   Average basis differential excluding hedge contracts              (2.08)              (2.55)             (1.67)

     We have a commodity price risk management (hedging) strategy that is designed to provide protection from low commodity prices while providing some opportunity to enjoy the benefits of higher commodity prices. We have a series of natural gas futures contracts with Bank of Montreal and with an affiliate of Enron. This strategy is designed to provide a degree of protection of negative shifts in natural gas prices (Henry Hub Nymex Index) on approximately 80% of our expected natural gas production from reserves currently classified as proved developed producing during the fiscal year ending June 30, 2000. At the same time, we are able to participate completely in upward movements in the Henry Hub Nymex Index to the extent of approximately 30% of our expected natural gas production for the fiscal year ending June 30, 2000, and up to $2.70 per MMBtu on approximately 73% of our expected natural gas production for the fiscal year ended June 30, 2000.

     In addition to the natural gas contracts entered into on April 25, 1998, we were under contract with an affiliate of Enron for 10,000 Bbls of oil per month with a floor of $18.00 per Bbl and a ceiling of $20.40 per Bbl with participation on 50% of the price of WTI Nymex over $20.40 for the period from September 1, 1997 through August 31, 1998. We also had a contract for 50,000 MMBtu of natural gas per month with an affiliate of Enron, with a floor price of $1.90 per MMBtu and a ceiling price of $2.66 per MMBtu, with participation on 50% of the price of Henry Hub Nymex Index over $2.66 per MMBtu for the period from September 1, 1997 through August 31, 1998. In September 1998 we entered into a swap contract on 12,000 barrels of crude oil per month at $17.00 per barrel from October 1 through December 31, 1998. In March 1999 we entered into a swap contract on 10,000 barrels of crude oil per month at $13.50 per barrel from March 1 through August 31, 1999. We also entered into two additional swap contracts of 5,000 barrels of crude oil per month at $14.35 per barrel and $14.82 per barrel respectively from April 1 through September 30, 1999.

     We have implemented a comprehensive hedging strategy for our natural gas production over the next five years. We have placed approximately 25% of the expected natural gas production from our proved developed producing reserves into a swap at $2.40 per MMBtu. Approximately 10% of the expected natural gas production from our proved developed producing reserves is hedged in a contract with a floor of $1.90 per MMBtu. We also hedged approximately

40% of the expected natural gas production from our proved developed producing reserves with a series of non-participating collars with ceilings that escalate from $2.70 per MMBtu to $2.90 per MMBtu over time.

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

     Effective May 1, 1998 through December 31, 2003 we have a contract involving the hedging of a portion of our future natural gas production involving floor and ceiling prices as set out in the table below. The volumes presented in this table are divided equally over the months during the period.

                                                            VOLUME
         PERIOD BEGINNING      PERIOD ENDING                (MMBTU)        FLOOR PRICE   CEILING PRICE
         ----------------      -------------                -------        -----------   -------------

         May 1, 1998           December 31, 1998             3,540,000        $ 2.00        $ 2.70
         January 1, 1999       December 31, 1999             4,330,000          2.00          2.70
         January 1, 2000       December 31, 2000             3,520,000          2.00          2.70
         January 1, 2001       April 30, 2001                  900,000          2.00          2.70
         May 1, 2001           December 31, 2001             1,980,000          2.00          2.80
         January 1, 2002       April 30, 2002                  850,000          2.00          2.80
         May 1, 2002           December 31, 2002             1,700,000          2.00          2.90
         January 1, 2003       December 31, 2003             2,250,000          2.00          2.90

INTEREST RATE HEDGING

     We entered into a forward LIBOR interest rate swap effective for the period June 30, 1998 through June 29, 2009 at a rate of 6.30% on $125.0 million. We entered into this interest rate swap at a time when interest rates were rising. Our objective was to mitigate the risk of our having to pay higher than expected interest rates on what eventually became our 12 1/2% Senior Notes due 2008. The swap would have also served as an interest hedge on our indebtedness under the credit agreement and certain short term loans used to finance the April 1998 acquisition of our net profit and royalty interests in the event that we failed to complete the private placement of the unsecured notes. Once the private placement of the 12 1/2% Senior Notes was completed we determined that the interest rate swap no longer had any on-going value to us. On July 9, 1998, we unwound this swap at a cost to us of approximately $3.5 million, using a portion of the proceeds from the Notes proceeds. This cost was expensed as an extraordinary loss during the year ended June 30, 1999.

YEAR 2000 COMPUTER ISSUE

     General. We are addressing the potential impact of the Year 2000 ("Y2K") issue on our operations. A review of internal systems and a review of the state of readiness of significant suppliers and customers is nearing completion. We believe that appropriate remedial action can be completed in advance of the year 2000 and the costs of such action will not have a material affect on our financial condition or results of operations.

     State of Readiness. We currently use commercially available software for our management information ('IT') systems including accounting, engineering evaluation, acquisition analysis and word processing. This software is warranted by the suppliers/manufacturers to be Y2K compliant. We have not taken any steps to independently verify the truth of such warranties but we have no reason to believe that the software is not as warranted. We are in the process of reviewing our non-IT systems, which we expect to complete by the end of October, 1999.

     Costs of Compliance. We believe that the cost of compliance will be minimal. As our IT systems were warranted to be compliant when purchased, we have not incurred, nor do we expect to incur any significant incremental costs to modify or replace such systems to make them compliant. Non-IT systems are currently being evaluated to determine whether and to what extent they may be non-compliant. We do not currently believe that the amount of non-compliant equipment will be found to be significant nor will the cost to modify or replace such equipment be material. Our products do not contain any microprocessors.

     We are seeking written verification from our major suppliers and customers that they will be Y2K compliant. The costs of seeking verification are minimal. We believe that it will not be practical to independently verify the responses because we do not believe that we would be given access to carry out such verification or that the costs of doing so would be affordable. The cost of replacing non-compliant or non-responsive suppliers and customers will not be possible to determine until the review process has been completed.

     Risk. Any Y2K problems that do occur will likely manifest themselves in reduced production through equipment shut down or impaired liquidity through inability of customers to take delivery or process payment.

     Contingency. We plan to establish contingency plans once its verification program is complete and the risks have been more fully quantified.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HEDGES OF OIL AND NATURAL GAS PRODUCTION

     To reduce our exposure to changes in the prices of oil and natural gas, we have entered into and may in the future enter into arrangements to hedge our crude oil and natural gas production, whereby gains and losses in the fair value of the derivative instruments are generally offset by price changes in the underlying commodity. The hedges that we have entered into generally provide a 'floor' (or 'cap' and 'floor') on the prices paid for our oil and natural gas production over a period of time. Hedging arrangements may expose us to the risk of financial loss in some circumstances, including the following:

     o our production does not meet the minimum production requirements under the agreement,
     o the other party to the hedging contract defaults on its contract obligations or
     o there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.

     Due to our risk assessment procedures and internal controls, we believe that the use of such derivative instruments does not expose us to material risk, however, the use of derivative instruments for the hedging activities could affect our results of operations in particular quarterly or annual periods. The use of such instruments limits the downside risk of adverse price movements, but it may also limit our ability to benefit from favorable price movements.

     Our hedging strategy is designed to provide protection from low commodity prices while providing some opportunity to enjoy the benefits of higher commodity prices. We have a series of natural gas futures contracts with Bank of Montreal and with an affiliate of Enron. This strategy is designed to provide a degree of protection of negative shifts in natural gas prices (Henry Hub Nymex Index) on approximately 80% of our expected natural gas production from reserves currently classified as proved developed producing during the fiscal year ending June 30, 2000. At the same time, we are able to participate completely in upward movements in the Henry Hub Nymex Index to the extent of approximately 30% of our expected natural gas production for the fiscal year ending June 30, 2000, and up to $2.70 per MMBtu on approximately 73% of our expected natural gas production for the fiscal year ended June 30, 2000.

     In addition to our natural gas hedging agreements, at June 30, 1999, we have a swap contract on 10,000 barrels of crude oil per month at $13.50 per barrel from March 1 through August 31, 1999 as well as two additional swap contracts of 5,000 barrels of crude oil per month at $14.35 per barrel and $14.82 per barrel respectively from April 1 through September 30, 1999.

INTEREST RATES

     At June 30, 1999, our exposure to interest rates relates primarily to borrowings under our credit agreement. As of June 30, 1999, we are not using any derivatives to manage interest rate risk. Interest is payable on borrowings under the credit agreement based on a floating rate. If short-term interest rates average 10% higher during our fiscal year 2000 than they were during 1999, our interest expense would increase by approximately $78,000. This amount was determined by applying the hypothetical interest rate change of 10% to our outstanding borrowings under the credit agreement at June 30, 1999.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For the Financial Statements required by Item 8, see the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no changes or disagreements required to be reported under this
Item 9.

                   Queen Sand Resources, Inc. and Subsidiaries

                   Index to Consolidated Financial Statements


                                                                                                      Page
                                                                                                      ----
Report of Ernst & Young LLP, Independent Auditors..................................................    F-2

Consolidated Financial Statements:
   Consolidated Balance Sheets as of June 30, 1999 and 1998........................................    F-3
   Consolidated Statements of Operations for the
     Years ended June 30, 1999, 1998, and 1997.....................................................    F-4
   Consolidated Statements of Stockholders' Equity (Net Capital
     Deficiency) for the Years ended June 30, 1999, 1998, and 1997.................................    F-5
   Consolidated Statements of Cash Flows for the
     Years ended June 30, 1999, 1998, and 1997.....................................................    F-7
   Notes to Consolidated Financial Statements......................................................    F-8

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Queen Sand Resources, Inc.

We have audited the accompanying consolidated balance sheets of Queen Sand Resources, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Queen Sand Resources, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.


                                             /s/ Ernst & Young LLP


Dallas, Texas
September 1, 1999,
except for Note 3, as to which
the date is October 13, 1999

                   Queen Sand Resources, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                                                  JUNE 30
                                                                          1999                1998
                                                                      -------------      -------------
ASSETS
Current assets:
   Cash                                                               $   9,367,000      $   1,030,000
   Accounts receivable                                                    4,499,000          5,252,000
   Note receivable from employee                                             79,000             73,000
   Other                                                                     74,000             56,000
                                                                      -------------      -------------
Total current assets                                                     14,019,000          6,411,000
                                                                      -------------      -------------
Property and equipment, at cost (Notes 1, 2, 3, 9 and 10):
   Oil and gas properties, based on full cost accounting method         178,421,000        176,943,000
   Other equipment                                                          392,000            221,000
                                                                      -------------      -------------
                                                                        178,813,000        177,164,000

   Less accumulated depreciation and amortization                       (81,615,000)       (34,697,000)
                                                                      -------------      -------------
Net property and equipment                                               97,198,000        142,467,000

Other assets                                                              7,993,000          4,797,000
                                                                      -------------      -------------
                                                                      $ 119,210,000      $ 153,675,000
                                                                      =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $   1,419,000      $   5,493,000
   Accrued liabilities                                                    9,681,000          1,258,000
   Current portion of long-term obligations (Note 3)                         42,000             85,000
                                                                      -------------      -------------
Total current liabilities                                                11,142,000          6,836,000

Long-term obligations, net of current portion (Note 3)                  133,852,000        153,620,000

Commitments (Note 5)

Stockholders' equity (net capital deficiency) (Notes 2 and 5):
   Preferred stock, $.01 par value:
     Authorized shares - 50,000,000 at June 30, 1999 and 1998
     Issued and outstanding shares - 9,604,698 and 9,610,400
       at June 30, 1999 and 1998, respectively                               96,000             96,000
     Aggregate liquidation preference - $5,000,000
   Common stock, $.0015 par value:
     Authorized shares - 100,000,000 at June 30, 1999 and 1998
     Issued and outstanding shares - 33,442,210 and 24,323,767
       at June 30, 1999 and 1998, respectively                               65,000             51,000
   Additional paid-in capital                                            64,912,000         34,011,000
   Accumulated deficit                                                  (83,606,000)       (35,939,000)
   Treasury stock, at cost                                               (7,251,000)        (5,000,000)
                                                                      -------------      -------------
Total stockholders' equity (net capital deficiency)                     (25,784,000)        (6,781,000)
                                                                      -------------      -------------
Total liabilities and stockholders' equity                            $ 119,210,000      $ 153,675,000
                                                                      =============      =============


See accompanying notes.

                   Queen Sand Resources, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                                   YEAR ENDED JUNE 30
                                                        1999              1998              1997
                                                    ------------      ------------      ------------
Revenues:
   Oil and gas sales                                $  4,591,000      $  6,446,000      $  4,381,000
   Net profits and royalty interests (Note 2)         23,140,000         4,432,000              --
   Interest and other (Note 1)                           326,000           105,000           300,000
                                                    ------------      ------------      ------------
                                                      28,057,000        10,983,000         4,681,000

Expenses:
   Production expenses                                 3,196,000         4,547,000         2,507,000
   Depreciation and amortization (Note 1)             11,885,000         4,809,000           982,000
   Writedown of oil and gas properties (Note 1)       35,033,000        28,166,000              --
   General and administrative (Notes 1 and 7)          3,533,000         2,259,000         1,452,000
   Interest and financing costs                       18,352,000         3,956,000           878,000
                                                    ------------      ------------      ------------
                                                      71,999,000        43,737,000         5,819,000
                                                    ------------      ------------      ------------
Loss before extraordinary item                       (43,942,000)      (32,754,000)       (1,138,000)
Extraordinary loss (Note 4)                            3,549,000              --             171,000
                                                    ------------      ------------      ------------
Net loss                                            $(47,491,000)     $(32,754,000)     $ (1,309,000)
                                                    ============      ============      ============

Loss before extraordinary item per common share     $      (1.40)     $      (1.44)     $       (.04)
                                                    ============      ============      ============
Net loss per common share                           $      (1.51)     $      (1.44)     $       (.05)
                                                    ============      ============      ============

Weighted average common shares outstanding            31,434,465        22,719,177        26,964,334
                                                    ============      ============      ============


See accompanying notes.

                   Queen Sand Resources, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                            (Net Capital Deficiency)

                    Years ended June 30, 1999, 1998 and 1997


                                        PREFERRED STOCK                     COMMON STOCK
                                 -----------------------------    -------------------------------
                                    SHARES           AMOUNT           SHARES            AMOUNT
                                 ------------     ------------     ------------      ------------
Balance at June 30, 1996                 --       $       --         27,020,000      $     41,000
   Issuance of common
     stock for services                  --               --            116,052              --
   Issuance of common
     stock for oil and
     gas properties (Note 2)             --               --          1,529,500             2,000
   Issuance of common
     stock for cash
     (Note 5)                            --               --          1,760,000             3,000
   Issuance of convertible
     preferred stock and
     warrants to purchase
     common stock for cash
     (Note 5)                       9,600,000           96,000             --                --
   Repurchase of common
     stock (Note 5)                      --               --         (9,600,000)             --
   Net loss                              --               --               --                --
                                 ------------     ------------     ------------      ------------
Balance at June 30, 1997            9,600,000           96,000       20,825,552            46,000
   Issuance of common
     stock for services                  --               --            150,000              --
   Issuance of common
     stock for oil and
     gas properties (Note 2)             --               --          1,337,500             2,000
   Issuance of common
     stock for cash (Note 5)             --               --          2,010,715             3,000
   Issuance of convertible
     preferred stock and
     warrants to purchase
     common stock for cash
     (Note 5)                          10,400             --               --                --
   Net loss                              --               --               --                --
                                 ------------     ------------     ------------      ------------
Balance at June 30, 1998            9,610,400     $     96,000       24,323,767      $     51,000

                                  ADDITIONAL                                              TOTAL
                                   PAID-IN                           ACCUMULATED       STOCKHOLDERS'
                                   CAPITAL           TREASURY          DEFICIT            EQUITY
                                 ------------      ------------      ------------      -------------
Balance at June 30, 1996         $  4,997,000      $       --        $ (1,876,000)     $  3,162,000
   Issuance of common
     stock for services                21,000              --                --              21,000
   Issuance of common
     stock for oil and
     gas properties (Note 2)          639,000              --                --             641,000
   Issuance of common
     stock for cash
     (Note 5)                       4,056,000              --                --           4,059,000
   Issuance of convertible
     preferred stock and
     warrants to purchase
     common stock for cash
     (Note 5)                       4,904,000              --                --           5,000,000
   Repurchase of common
     stock (Note 5)                  (143,000)       (5,000,000)             --          (5,143,000)
   Net loss                              --                --          (1,309,000)       (1,309,000)
                                 ------------      ------------      ------------      ------------
Balance at June 30, 1997           14,474,000        (5,000,000)       (3,185,000)        6,431,000
   Issuance of common
     stock for services               300,000              --                --             300,000
   Issuance of common
     stock for oil and
     gas properties (Note 2)        4,810,000              --                --           4,812,000
   Issuance of common
     stock for cash (Note 5)        4,883,000              --                --           4,886,000
   Issuance of convertible
     preferred stock and
     warrants to purchase
     common stock for cash
     (Note 5)                       9,544,000              --                --           9,544,000
   Net loss                              --                --         (32,754,000)      (32,754,000)
                                 ------------      ------------      ------------      ------------
Balance at June 30, 1998         $ 34,011,000      $ (5,000,000)     $(35,939,000)     $ (6,781,000)


See accompanying notes.

                   Queen Sand Resources, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                      (Net Capital Deficiency) (continued)

                    Years ended June 30, 1999, 1998 and 1997



                                      PREFERRED STOCK                     COMMON STOCK
                              ------------------------------     -----------------------------
                                 SHARES            AMOUNT           SHARES           AMOUNT
                              ------------      ------------     ------------     ------------
   Issuance of common
     stock for oil and
     gas properties
     (Note 1)                         --        $       --              8,740     $       --
   Issuance of common
     stock for cash
     (Note 5)                         --                --          3,845,241            6,000
   Issuance of common
     stock upon exercise
     of warrants (Note 5)             --                --          2,474,236            4,000
   Issuance of common
     stock pursuant to
     repricing rights
     (Note 5)                         --                --          1,384,016            2,000
   Issuance of common
     stock on conversion
     of convertible
     preferred stock
     (Note 5)                       (3,550)             --          1,328,639            2,000
   Issuance of common
     stock as stock
     dividend (Note 5)                --                --             77,571             --
   Repurchase of
     convertible
     preferred stock
     (Note 5)                       (2,152)             --               --               --
   Net loss                           --                --               --               --
                              ------------      ------------     ------------     ------------
Balance at June 30, 1999         9,604,698      $     96,000       33,442,210     $     65,000
                              ============      ============     ============     ============

                               ADDITIONAL                                               TOTAL
                                PAID-IN                           ACCUMULATED       STOCKHOLDERS'
                                CAPITAL           TREASURY          DEFICIT            EQUITY
                              ------------      ------------      ------------      ------------
   Issuance of common
     stock for oil and
     gas properties
     (Note 1)                 $     65,000      $       --        $       --        $     65,000
   Issuance of common
     stock for cash
     (Note 5)                   23,668,000              --                --          23,674,000
   Issuance of common
     stock upon exercise
     of warrants (Note 5)        6,996,000              --                --           7,000,000
   Issuance of common
     stock pursuant to
     repricing rights
     (Note 5)                       (2,000)             --                --                --
   Issuance of common
     stock on conversion
     of convertible
     preferred stock
     (Note 5)                       (2,000)             --                --                --
   Issuance of common
     stock as stock
     dividend (Note 5)             176,000              --            (176,000)             --
   Repurchase of
     convertible
     preferred stock
     (Note 5)                         --          (2,251,000)             --          (2,251,000)
   Net loss                           --                --         (47,491,000)      (47,491,000)
                              ------------      ------------      ------------      ------------
Balance at June 30, 1999      $ 64,912,000      $ (7,251,000)     $(83,606,000)     $(25,784,000)
                              ============      ============      ============      ============


See accompanying notes.

                   Queen Sand Resources, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                 YEAR ENDED JUNE 30
                                                                 ---------------------------------------------------
                                                                     1999               1998               1997
                                                                 -------------      -------------      -------------
OPERATING ACTIVITIES
Net loss                                                         $ (47,491,000)     $ (32,754,000)     $  (1,309,000)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Extraordinary loss                                              3,549,000               --              171,000
     Depreciation and amortization                                  13,354,000          4,809,000            982,000
     Writedown of oil and gas properties                            35,033,000         28,166,000               --
     Unrealized foreign currency translation gains                     (19,000)           (18,000)          (300,000)
     Issuance of common stock for services                                --              300,000             21,000
     Accretion of debt discount                                           --                 --               72,000
     Changes in operating assets and liabilities:
       Accounts receivable                                             747,000         (4,580,000)          (317,000)
       Other assets                                                    (18,000)           (45,000)            (6,000)
       Accounts payable and accrued liabilities                      4,349,000          5,163,000            949,000
                                                                 -------------      -------------      -------------
Net cash provided by operating activities                            9,504,000          1,041,000            263,000

INVESTING ACTIVITIES
Additions to oil and gas properties                                (11,474,000)      (154,242,000)        (4,180,000)
Proceeds from sales of oil and gas properties                       10,024,000               --                 --
Net additions to other property and equipment                         (161,000)          (100,000)          (125,000)
                                                                 -------------      -------------      -------------
Net cash used in investing activities                               (1,611,000)      (154,342,000)        (4,305,000)

FINANCING ACTIVITIES
Proceeds from revolving credit facilities                           12,300,000        103,000,000            276,000
Proceeds from bridge financing facilities                                 --           60,000,000               --
Repayments of borrowing from bridge financing facilities           (58,860,000)        (1,140,000)              --
Debt issuance costs                                                 (4,665,000)        (4,898,000)              --
Termination of LIBOR swap agreement                                 (3,549,000)              --                 --
Payments on revolving credit facilities                            (96,800,000)       (15,358,000)              --
Proceeds from issuance of 121/2% Senior Notes                      125,000,000            121,000            526,000
Payments on notes payable                                           (1,325,000)        (2,064,000)        (1,408,000)
Collection of stock subscription                                          --                 --              500,000
Proceeds from sale of convertible preferred stock and
   warrants to purchase common stock                                      --            9,544,000          5,000,000
Proceeds from the issuance of common stock                          30,674,000          4,886,000          4,059,000
Repurchase of common and preferred stock                            (2,251,000)              --           (5,143,000)
Payments on capital lease obligation                                   (80,000)           (70,000)           (58,000)
                                                                 -------------      -------------      -------------
Net cash provided by financing activities                              444,000        154,021,000          3,752,000

Net increase (decrease) in cash                                      8,337,000            720,000           (290,000)
Cash at beginning of year                                            1,030,000            310,000            600,000
                                                                 -------------      -------------      -------------
Cash at end of year                                              $   9,367,000      $   1,030,000      $     310,000
                                                                 =============      =============      =============


See accompanying notes.

                   Queen Sand Resources, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                  June 30, 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Queen Sand Resources, Inc. (QSRI or the Company) was formed on August 9, 1994, under the laws of the State of Delaware. At June 30, 1999, EIBOC Investments Ltd. (EIBOC) held approximately 6,600,000 shares of the Company's common stock, par value $.0015 (Common Stock), representing approximately 7% of the Company's outstanding shares of Common Stock on a fully diluted basis. Certain officers of the Company have beneficial interests in EIBOC (see Note 5). Joint Energy Development Investments Limited Partnership (JEDI), an affiliate of Enron Corp. (Enron), holds approximately 28% of the Company's voting capital stock on a fully diluted basis.

The Company is engaged in one industry segment, the acquisition, exploration, development, production, and sale of crude oil and natural gas. The Company's business activities are carried out primarily in Kentucky, Louisiana, New Mexico, Oklahoma and Texas.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for its oil and gas activities under which all costs, including direct general and administrative expenses associated with property acquisition, exploration, and development activities, are capitalized. Capitalized general and administrative expenses directly associated with acquisitions, exploration, and development of oil and gas properties were approximately $931,000, $721,000, and $316,000 for the years ended June 30, 1999, 1998, and 1997, respectively. Capitalized costs are amortized by the unit-of-production method using estimates of proved oil and gas reserves prepared by independent engineers. The costs of unproved properties are excluded from amortization until the properties are evaluated. Sales of oil and gas properties are accounted for as adjustments to the capitalized cost center unless such sales significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the cost center, in which case a gain or loss is recognized.

                   Queen Sand Resources, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company limits the capitalized costs of oil and gas properties, net of accumulated amortization, to the estimated future net revenues from proved oil and gas reserves less estimated future development and production expenditures discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, as adjusted for related estimated future tax effects. If capitalized costs exceed this limit (the full cost ceiling), the excess is charged to depreciation and amortization expense. During the years ended June 30, 1999 and 1998, the Company recorded full cost ceiling writedowns of $35,033,000 and $28,166,000, respectively.

Amortization of the capitalized costs of oil and gas properties and limits to capitalized costs are based on estimates of oil and gas reserves which are inherently imprecise. Accordingly, it is reasonably possible that such estimates could differ materially in the near term from amounts currently estimated.

Depreciation of other property and equipment is provided principally by the straight-line method over the estimated service lives of the related assets. Equipment under capital lease is recorded at the lower of fair value or the present value of future minimum lease payments and are depreciated over the lease term.

Costs incurred to operate, repair, and maintain wells and equipment are charged to expense as incurred.

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

INCOME TAXES

Income taxes are accounted for under the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the extent to which based on available evidence, the future tax benefits more likely than not will be realized.

STATEMENT OF CASH FLOWS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

During 1999, 1998, and 1997, the Company issued an aggregate of 8,740, 1,337,500, and 1,529,500 shares of Common Stock, respectively, valued at $65,000, $4,812,000, and $641,000, respectively, in connection with the acquisitions of certain interests in oil and gas properties. In 1998, in connection with certain promotional services rendered by an unrelated party, the Company issued 150,000 shares of Common Stock valued at $300,000. In 1997, in connection with the acquisitions of oil and gas properties, the Company issued notes payable to the sellers of the properties which were recorded at $2,473,000, net of issuance discount of $354,000.

                   Queen Sand Resources, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER COMMON SHARE

Net loss per common share is presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. As the Company incurred net losses during each of the years ended June 30, 1999, 1998 and 1997, the loss per common share data is based on the weighted average common shares outstanding.

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

CONCENTRATIONS OF CREDIT RISK

For the year ended June 30, 1999, four oil and gas companies accounted for 30%, 12%, 11%, and 9%, respectively, of the Company's oil and gas sales. For the year ended June 30, 1998, two oil and gas companies accounted for 17% and 13%, respectively, of the Company's oil and gas sales. For the year ended June 30, 1997, five oil and gas companies accounted for 32%, 14%, 17%, 10% and 9%, respectively, of the Company's oil and gas sales. The Company does not believe that the loss of any of these buyers would have a material effect on the Company's business or results of operations as it believes it could readily locate other buyers. The Company's receivables are generally unsecured.

FOREIGN CURRENCY

Foreign currency transactions are translated into U.S. dollars at the rate of exchange on the date of the transaction. Amounts payable and receivable in foreign currency are translated at the exchange rate at the balance sheet date. Unrealized translation gains of $19,000, $18,000, and $300,000 were recognized during the years ended June 30, 1999, 1998, and 1997, respectively, and are included in interest and other income in the accompanying consolidated statements of operations.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective July 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

COMPREHENSIVE INCOME

As of July 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Statement 130 establishes rules for the reporting and display of comprehensive income and its components. For 1998, 1997 and 1996, there were no differences between net earnings and total comprehensive income.

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

On December 16, 1996, the Company acquired 15 gross productive wells (15 net productive wells), all located in New Mexico (the Trigg Federal Purchase). In consideration, the Company paid $100,000 in cash and issued 92,000 shares of Common Stock valued at approximately $16,000.

On February 5, 1997, the Company acquired 60 gross productive wells (48.4 net productive wells) and two developmental properties located in Mississippi, Louisiana, and Texas (the Core Properties). The adjusted purchase price consisted of cash of approximately $1,700,000, four notes payable totaling $2,400,000, and 659,000 shares of Common Stock valued at approximately $330,000. On March 13, 1997, the Company acquired one gross productive well (0.3375 net productive well) located in Louisiana (the Intercoastal Property). The purchase price consisted of cash of $562,500 and 578,500 shares of Common Stock valued at approximately $289,000. The cash portion of these acquisitions was funded through sales of 1,060,000 shares of Common Stock pursuant to Regulation S, resulting in net proceeds to the Company of $2,385,000 (the Equity Private Placements).

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

                                                               1997
                                                           -----------
           Revenues                                        $ 6,318,000
                                                           ===========
           Net loss                                        $  (506,000)
                                                           ===========
           Loss per common share                           $      (.02)
                                                           ===========

                   Queen Sand Resources, Inc. and Subsidiaries

2. ACQUISITIONS (CONTINUED)

On August 1, 1997, the Company acquired 77 productive wells (12.35 net productive wells) located in New Mexico, Oklahoma, and Texas (the Collins and Ware Properties). In consideration for these properties, the Company paid $6,000,000 in cash and issued 1,000,000 shares of Common Stock valued at $3,125,000. The cash portion of these acquisitions was funded with borrowings under the Company's credit facility.

On March 9, 1998, the Company purchased certain operated natural gas properties in western Kentucky for net cash consideration of $450,000 and 337,500 shares of the Company's Common Stock valued at approximately $1,687,000 (the NASGAS Property Acquisition). The acquired properties are comprised of interests in 21 gross wells (12.6 net) and 61,421 gross acres (36,858 net) (the NASGAS Properties).

On April 20, 1998, the Company acquired certain non-operated, net profits interests (NPIs) and royalty interests (RIs; together with the NPIs, the Morgan Properties) for net cash consideration of approximately $137.9 million from pension funds managed by J.P. Morgan Investments (the Morgan Property Acquisition). The Morgan Property Acquisition was financed with borrowings under the Credit Agreement and two subordinated bridge credit facilities (see Note 3).

The Company's interest in the Morgan Properties primarily takes the form of nonoperated net profits overriding royalty interests, whereby the Company is entitled to a percentage of the net profits from the operations of the properties. The oil and gas properties burdened by the Morgan Properties are primarily located in East Texas, South Texas, and the mid-continent region of the United States.

Presented below are the oil and gas sales and associated production expenses associated with the Morgan Properties, which are presented in the accompanying consolidated statements of operations for the years ended June 30, 1999 and 1998, respectively, as net profits and royalty interests revenues:

                                                   YEAR ENDED JUNE 30
                                             -----------------------------
                                                 1999             1998
                                             ------------     ------------
Oil and gas sales                            $ 29,071,000     $  6,219,000
Production expenses                             5,931,000        1,787,000
                                             ------------     ------------
Net profits and royalty interests            $ 23,140,000     $  4,432,000
                                             ============     ============

                   Queen Sand Resources, Inc. and Subsidiaries

2. ACQUISITIONS (CONTINUED)

The following unaudited pro forma summary of the Company's consolidated results of operations for the years ended June 30, 1998 and 1997 was prepared as if the acquisitions of the Collins and Ware Properties, the NASGAS Properties and the Morgan Properties, including related borrowings, had occurred on July 1, 1996. The unaudited pro forma data is based on numerous assumptions and is not necessarily indicative of future operations or of results which would have actually occurred if the acquisitions and related borrowings had been made on July 1, 1996.

                                                   YEAR ENDED JUNE 30
                                             -------------------------------
                                                  1998              1997
                                             -------------     -------------
Revenues                                     $  34,635,000     $  42,052,000
                                             =============     =============
Net income (loss)                            $ (31,528,000)    $   2,316,000
                                             =============     =============
Income (loss) per common share:
     Basic                                   $       (1.38)    $        0.08
                                             =============     =============
     Diluted                                           N/A     $        0.08
                                             =============     =============

3. CURRENT AND LONG-TERM DEBT

A summary of current and long-term debt follows:

                                                                                  JUNE 30
                                                                      --------------------------------
                                                                          1999                1998
                                                                      -------------      -------------
12 1/2% Senior Notes, due July 2008                                   $ 125,000,000      $        --
12% unsecured DEM bonds, due July 2000                                      852,000          2,196,000
Bank of Montreal Revolving Credit Agreement                               8,000,000         92,500,000
Variable Rate Senior Third Secured Equity Bridge Note
  Purchase Agreement                                                           --           28,860,000
Variable Rate Senior Second Secured Note Purchase
  Agreement                                                                    --           30,000,000
Capital lease obligations                                                    42,000            149,000
                                                                      -------------      -------------
                                                                        133,894,000        153,705,000
Less current portion of debt and capitalized lease obligation                42,000             85,000
                                                                      -------------      -------------
Total long-term obligations                                           $ 133,852,000      $ 153,620,000
                                                                      =============      =============

Effective August 1, 1997, the Company entered into a credit agreement with Bank of Montreal. This agreement provided for an initial borrowing base of $17,000,000 to be redetermined from time to time by Bank of Montreal based on engineering reports of oil and gas reserves. The Company was required to pay a commitment fee annually of .35% of the unused portion of the borrowing base.

                   Queen Sand Resources, Inc. and Subsidiaries

3. CURRENT AND LONG-TERM DEBT (CONTINUED)

On April 17, 1998, the Company entered into an amended and restated credit agreement with Bank of Montreal and certain affiliates of JEDI. The amended and restated agreement (the Credit Agreement) provides for borrowings up to $125,000,000 (subject to borrowing base limitations). As of June 30, 1999 and 1998, $8,000,000 and $92,500,000, respectively, were outstanding under the Credit Agreement. As of June 30, 1999, no additional borrowing capability was available to the Company under the terms of the Credit Agreement. The loan under the Credit Agreement matures on October 1, 2000.

Indebtedness incurred under the Credit Agreement generally bears interest under various interest rate pricing options based upon a Federal Funds rate (plus
 .5%), Prime Rate or LIBOR rate options. LIBOR rate loans bear an applicable margin over the LIBOR rate of (i) 2.25%, if greater than 90% of the available Borrowing Base has been drawn, (ii) 2%, if greater than 75% and not more than 90% of the available Borrowing Base has been drawn, (iii) 1.5%, if greater than 40% but not more than 75% of the available Borrowing Base has been drawn, and
(iv) 1%, if not more than 40% of the available Borrowing Base has been drawn. On May 14, 1999 the Credit Agreement was amended to reflect an interest rate pricing of Base Rate plus 2.00%. The interest rate at June 30, 1999 and 1998 was 9.75% and 8.50%, respectively.

The loan under the Credit Agreement is secured by a first lien on the oil and gas properties of the Company. Pursuant to the Credit Agreement, the Company is subject to certain affirmative and negative financial and operating covenants that are usual and customary for transactions of this nature. On September 30, 1997, December 31, 1997, September 30, 1998, December 31, 1998 and March 31, 1999 the Company was not in compliance with its interest coverage ratio covenant. Bank of Montreal waived these covenant violations solely with respect to these specific defaults. At June 30, 1999, the Company was in default of its tangible net worth covenant which required the Company to maintain an aggregate tangible net worth of not less than $40.0 million. At June 30, 1999, the Company's aggregate tangible net worth, as calculated under the terms of the Credit Agreement, was $37.4 million. The Credit Agreement was amended on October 13, 1999 to reset the minimum aggregate tangible net worth covenant to $33.0 million. The Company believes, but cannot assure, that it will be able to comply with all restrictive covenants in the future or obtain waivers from the bank with respect to noncompliance.

                   Queen Sand Resources, Inc. and Subsidiaries

3. CURRENT AND LONG-TERM DEBT (CONTINUED)

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

The Debt Bridge Facility bore interest at a rate of LIBOR plus 4% per annum (10% at June 30, 1998). The Equity Bridge Facility bore interest at a rate of LIBOR plus 6% per annum (12% at June 30, 1998).

On July 8, 1998, the Bridge Facilities were retired and approximately $82,200,000 of borrowings under the Credit Agreement were repaid, and the borrowing base of the Credit Agreement was revised to $25,000,000. The Credit Agreement was amended during the year ended June 30, 1999 to provide for a borrowing base of $8,000,000 as of June 30, 1999.

On July 8, 1998, the Company completed a private placement of $125,000,000 principal amount of 12 1/2% Senior Notes (the Notes) due July 1, 2008. Interest on the Notes is payable semiannually on January 1 and July 1 of each year, commencing January 1, 1999, at the rate of 12 1/2% per annum. The Notes are senior unsecured obligations of the Company and rank pari passu with any existing and future unsubordinated indebtedness of the Company. The Notes rank senior to all unsecured subordinated indebtedness of the Company. The Notes contain normal covenants that limit the Company's ability to incur additional debt, pay dividends, and sell assets of the Company. Substantially all of the proceeds from issuance of the Notes were used to retire the Bridge Facilities and repay borrowings under the Credit Agreement.

Effective December 29, 1997, the Company established the ECT Revolving Credit Agreement with ECT, an affiliate of Enron, to fund capital costs incurred with future development projects and to fund future acquisitions. The ECT Revolving Credit Agreement is subordinate to the Credit Agreement. The ECT Revolving Credit Agreement provides for borrowing up to $10.0 million, on a revolving basis and subject to borrowing base limitations, which has initially been set at an amount equal to 40% of the borrowing base established from time to time under the Credit Agreement. This facility is designed to provide bridge financing for development projects and acquisitions to be completed on relatively short notice or until the affected assets are eligible to be

                   Queen Sand Resources, Inc. and Subsidiaries

3. CURRENT AND LONG-TERM DEBT (CONTINUED)

included in the borrowing base for the Credit Agreement or financed with longer-term indebtedness or equity capital; provided, that the availability for acquisitions under the facility is limited to the lesser of $5.0 million or 50% of the borrowing base as in effect from time to time. No indebtedness was outstanding under this facility as of June 30, 1999 and 1998. Borrowings in excess of certain amounts under the ECT Revolving Credit Agreement will reduce the available borrowing base under the Credit Agreement. The loan is secured by a second priority lien and security interest (behind the first lien position of the Credit Agreement) in substantially all of the oil and gas properties of the Company.

The ECT Revolving Credit Agreement is subject to payment of interest at a fluctuating rate per annum equal to (i) the rate of 1% above the then highest rate of interest being paid on any portion of the indebtedness owed under the Credit Agreement or (ii) 15%, under certain circumstances described in the agreement.

The maturity date for the ECT Revolving Credit Agreement is the earlier of December 30, 2002 or the date that is 60 days after the Company receives written notice that Enron and its affiliates beneficially own in the aggregate less than 10% of the capital through the maturity date. From March 31, 1998 the Company will pay interest on the outstanding loans at quarterly intervals, on the last business day of every March, June, September, and December. In addition, the ECT Revolving Credit Agreement provides for certain voluntary prepayments and certain mandatory prepayments of amounts borrowed under the facility.

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

                   Queen Sand Resources, Inc. and Subsidiaries

3. CURRENT AND LONG-TERM DEBT (CONTINUED)

The Company paid ECT a fee of $200,000 during 1998 in connection with the arrangement of the ECT Revolving Credit Agreement. In addition, commencing March 31, 1998, and on each payment date thereafter, the Company is obligated to pay ECT, for the account of each lender under the ECT Revolving Credit Agreement, a fee of 3/8% per annum on the daily average of the unadvanced portion of the facility for the period since January 12, 1998 or the previous payment date to such payment date. Payment of this fee has been waived by ECT indefinitely since April 12, 1998.

Beginning July 1995, the Company initiated private debt offerings whereby it may issue up to a maximum of 5,000,000 Deutschmark (DEM) denominated 12% notes due on July 15, 2000, of which DEM 3,950,000 was outstanding at June 30, 1998. On July 15, 1998, the Company redeemed notes totaling DEM 2,350,000 for approximately $1,300,000. At June 30, 1999, DEM 1,600,000 was outstanding. The notes may be redeemed at the option of the Company, in whole or in part, at any time prior to maturity date on or after December 15, 1997, at 101% of the principal amount, plus accrued interest to the redemption date. The notes are unsecured, general obligations of the Company, subordinated in right of payment to any senior and secured indebtedness of the Company including all other existing indebtedness. The note agreement contains covenants which place limitations on dividends and liens.

In February 1997, in connection with the acquisition of certain oil and gas properties, the Company issued four notes totaling $2,400,000 (the Acquisition Notes) secured by a first lien on the acquired properties. Two of these notes, totaling $400,000, bore no interest and were retired prior to June 30, 1997. The remaining two notes, totaling $2,000,000, were originally payable no later than February 4, 2000, and bore no interest for the first two years and 9% for the final year, payable in Common Stock of the Company. The terms of the remaining two notes were renegotiated, with the seller surrendering the first lien on the Core Properties in exchange for a note requiring a payment of $2,000,000 on January 31, 1998. As a result of the modification of the debt terms, in 1997 the Company recognized an extraordinary loss on modification of $171,000, the difference between the carrying value of the original notes (including accreted discount of approximately $72,000) and the present value of the new note. This note was retired during 1998.

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

                   Queen Sand Resources, Inc. and Subsidiaries

3. CURRENT AND LONG-TERM DEBT (CONTINUED)

and gas properties or to make acquisitions utilizing new borrowings. There can be no assurances that the Company will be able to obtain additional financing, if required, or that such financing, if obtained, will be on terms favorable to the Company.

During 1999, 1998, and 1997, the Company made cash payments of interest totaling approximately $9,105,000; $3,946,000; and $765,000, respectively.

4. HEDGING ACTIVITIES

The Company had agreements with an affiliate of JEDI to hedge 50,000 MMBtu of natural gas production and 10,000 barrels of oil production monthly. The agreements, effective September 1, 1997, and terminating August 31, 1998, called for a natural gas and oil ceiling and floor price of $2.66 and $1.90 per MMBtu and $20.40 and $18.00 per barrel, respectively. If the average market price of oil and gas per month, as defined in the agreements, exceeds the ceiling price, the Company must pay the counterparty an amount equal to one-half the amount of the hedged quantities multiplied by the difference between the ceiling price and the market price. If the average market price, as defined, falls below the floor price, the counterparty will pay the Company an amount equal to the amount of the hedged quantities multiplied by the difference in the floor price and the market price. During the years ended June 30, 1999 and 1998, the Company recognized net hedging gains of approximately $85,000 and $120,000, respectively, relating to these agreements, which are included in oil and gas sales.

The Company has implemented a comprehensive hedging strategy for its natural gas production over the next few years. The table below sets out volumes of natural gas hedged with a floor price of $1.90 per MMBtu with Enron, an affiliate of JEDI, which received a fee of $478,000 during the year ended June 30, 1998 for entering into this agreement. The volumes presented in this table are divided equally over the months during the period:

                   Queen Sand Resources, Inc. and Subsidiaries

4. HEDGING ACTIVITIES (CONTINUED)

          Period Beginning                           Period Ending      Volume (MMBtu)
          --------------------------------------   -----------------    --------------
          May 1, 1998...........................   December 31, 1998        885,000
          January 1, 1999.......................   December 31, 1999      1,080,000
          January 1, 2000.......................   December 31, 2000        880,000
          January 1, 2001.......................   December 31, 2001        740,000
          January 1, 2002.......................   December 31, 2002        640,000
          January 1, 2003.......................   December 31, 2003        560,000

The table below sets out volume of natural gas hedged with a swap at $2.40 per MMBtu with Enron. The volumes presented in this table are divided equally over the months during the period:

          Period Beginning                           Period Ending      Volume (MMBtu)
          --------------------------------------   -----------------    --------------
          May 1, 1998...........................   December 31, 1998      2,210,000
          January 1, 1999.......................   December 31, 1999      2,710,000
          January 1, 2000.......................   December 31, 2000      2,200,000
          January 1, 2001.......................   December 31, 2001      1,850,000
          January 1, 2002.......................   December 31, 2002      1,600,000
          January 1, 2003.......................   December 31, 2003      1,400,000

Effective May 1, 1998 through December 31, 2003, the Company has a contract involving the hedging of a portion of its future natural gas production involving floor and ceiling prices as set out in the table below. The volumes presented in this table are divided equally over the months during the period.

                   Queen Sand Resources, Inc. and Subsidiaries

4. HEDGING ACTIVITIES (CONTINUED)

                                                                  Volume       Floor     Ceiling
Period Beginning                            Period Ending         (MMBtu)      Price      Price
-------------------------------------     ------------------     ---------     -----     -------
May 1, 1998..........................     December 31, 1998      3,540,000     $2.00      $2.70
January 1, 1999......................     December 31, 1999      4,330,000      2.00       2.70
January 1, 2000......................     December 31, 2000      3,520,000      2.00       2.70
January 1, 2001......................     April 30, 2001           990,000      2.00       2.70
May 1, 2001..........................     December 31, 2001      1,980,000      2.00       2.80
January 1, 2002......................     April 30, 2002           850,000      2.00       2.80
May 1, 2002..........................     December 31, 2002      1,700,000      2.00       2.90
January 1, 2003......................     December 31, 2003      2,250,000      2.00       2.90

During the years ended June 30, 1999 and 1998, the Company recognized hedging gains of approximately $1,690,000 and $122,000, respectively, relating to these agreements, which are included in net profits and royalty interests revenues.

During the year ended June 30, 1999, the Company entered into a swap agreement with an affiliate of JEDI to hedge 12,000 barrels of oil production monthly at $17.00 per barrel, for the months of October, November and December 1998. The Company recognized hedging gains of approximately $147,000 relating to this agreement which are included in net profits and royalty interests revenues.

During the year ended June 30, 1999, the Company entered into a swap agreement with an affiliate of JEDI to hedge 10,000 barrels of oil production monthly at $13.50 per barrel for the six months March through August, 1999, and for 5,000 barrels of oil production monthly at $14.35 per barrel, and for 5,000 barrels of oil production monthly at $14.82 per barrel for the six months April through September 1999. The Company recognized hedging losses of approximately $231,000 relating to this agreement which are included in net profits and royalty interests revenues.

The Company entered into a forward LIBOR interest rate swap effective for the period June 30, 1998 through June 29, 2009 at a rate of 6.30% on $125.0 million, which could be unwound at any time at the option of the Company. On July 9, 1998,as a result of the retirement of the Bridge Facilities and borrowings under the Credit Agreement, the Company terminated the agreement at a cost of $3,549,000. The cost of termination has been reflected as an extraordinary loss in the accompanying consolidated statement of operations for the year ended June 30, 1999.

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

                   Queen Sand Resources, Inc. and Subsidiaries

5. STOCKHOLDERS' EQUITY (CONTINUED)

The JEDI nondilution rights resulted in JEDI receiving warrants, with a one year term, in connection with certain Company stock issuances prior to December 31, 1998. The exercise price of such warrants equals the price per share of the issuances.

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

The JEDI Purchase Agreement contains certain positive and negative covenants. The Company was in compliance with all of the applicable covenants at June 30, 1999 and 1998.

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

                   Queen Sand Resources, Inc. and Subsidiaries

5. STOCKHOLDERS' EQUITY (CONTINUED)

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

                   Queen Sand Resources, Inc. and Subsidiaries

5. STOCKHOLDERS' EQUITY (CONTINUED)

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

Upon the occurrence but only during the continuance of an Event of Default, the holders of Series A Preferred Stock are entitled to receive, in addition to other dividends payable to holders of Series A Preferred Stock, when and if declared by the Board of Directors, cumulative preferential cash dividends accruing from the date of the Event of Default in an amount per share per annum equal to 6% of the Liquidation Preference in effect at the time of accrual of such dividends, payable quarterly in arrears on or before the 15th day after the last day of each calendar quarter during which such dividends are payable. Unless full cumulative dividends accrued on shares of Series A Preferred Stock have been

                   Queen Sand Resources, Inc. and Subsidiaries

5. STOCKHOLDERS' EQUITY (CONTINUED)

or contemporaneously are declared and paid, no dividend may be declared or paid or set aside for payment on the Common Stock or any other junior securities (other than a dividend or distribution paid in shares of, or warrants, rights, or options exercisable for or convertible into or exchangeable for, Common Stock or any other junior securities), nor shall any Common Stock nor any other junior securities be redeemed, purchased, or otherwise acquired for any consideration, nor may any monies be paid to or made available for a sinking fund for the redemption of any shares of any such securities.

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

                   Queen Sand Resources, Inc. and Subsidiaries

5. STOCKHOLDERS' EQUITY (CONTINUED)

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

The holders of the shares of Series C Preferred Stock are entitled to receive cumulative dividends, when and if declared by the Board of Directors, subject to the prior payment of any accumulated and unpaid dividends to holders of Senior Securities, but before payment of dividends to holders of Junior Securities (as defined in the Series C Certificate of Designation), on each share of Series C Preferred Stock in an amount equal to the stated value of such share multiplied by 5%.

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

The Company has the right to redeem all of the outstanding Series C Preferred Stock under certain conditions. Holders of Series C Preferred Stock have the right to tender shares for redemption upon the occurrence of certain events, which are in the control of management. During fiscal year 1999, the Company repurchased 2,152 shares of Series C Preferred Stock at a cost of $2,251,000.

                   Queen Sand Resources, Inc. and Subsidiaries

5. STOCKHOLDERS' EQUITY (CONTINUED)

During fiscal year 1999, 3,550 shares of Series C Preferred Stock were converted into 1,328,639 shares of Common Stock. Additionally, 77,571 shares of Common Stock, representing accrued but unpaid dividends due to the converting Series C Preferred Stock holders, were issued upon conversion.

COMMON STOCK

During July 1998, the Company completed the private placement of an aggregate of 3,428,574 shares of the Company's Common Stock at $7 per share (the July Equity Offerings) which included certain repricing rights (the Repricing Rights) to acquire additional shares of Common Stock (Repricing Common Shares) and warrants (the Warrants) to purchase an aggregate of up to 1,085,000 shares of Common Stock (Warrant Common Shares). Additionally, JEDI exercised warrants to acquire an aggregate of 980,935 shares of Common Stock at $3.33 per share and nondilution rights to purchase 693,301 shares of the Company's Common Stock at $2.50 per share and another entity exercised warrants to acquire an aggregate of 800,000 shares of Common Stock at $2.50 per share (collectively, the Warrant Exercises).

During November 1998, the Company completed the private placement of an aggregate of 416,667 shares of the Company's Common Stock at $6 per share (the November Equity Offerings) which included certain repricing rights (the Repricing Rights) to acquire additional shares of Common Stock (Repricing Common Shares) and warrants (the Warrants) to purchase an aggregate of up to 206,340 shares of Common Stock (Warrant Common Shares).

The Repricing Rights allows the purchasers of the Common Shares under the Equity Offerings to receive Repricing Common Shares based on the following formula:

                (Repricing Price - Market Price) X Common Shares
                --------------------------------
                          Market Price

The Repricing Price is a percentage increase in the purchase price paid for the Common Shares (up to 128% over the following 8 months). The Repricing Rights can only be exercised one time and the Company can repurchase the Repricing Rights under certain conditions. During the year ended June 30, 1999, 1,384,016 shares of Common Stock were issued upon exercise of Repricing Rights.

                   Queen Sand Resources, Inc. and Subsidiaries

5. STOCKHOLDERS' EQUITY (CONTINUED)

Each holder of Repricing Common Shares or Repricing Rights has the right to require the Company to repurchase all or a portion of such holder's Repricing Common Shares or Repricing Rights upon the occurrence of a Major Transaction or a Triggering Event, both of which are under the control of management of the Company.

The Warrants are exercisable for three years commencing July 8, 1998 and November 23, 1998 at an exercise price equal to 110% of the Purchase Price. The Warrants provide for customary adjustments to the exercise price and number of shares to be issued in the event of certain dividends and distributions to holders of Common Stock, stock splits, combinations and mergers. The Warrants also include customary provisions with respect to, among other things, transfer of the Warrants, mutilated or lost warrant certificates, and notices to holder(s) of the Warrants.

WARRANTS

As of June 30, 1999, JEDI held warrants to purchase an aggregate of 2,569,746 shares of Common Stock at prices ranging from $3.54 to $7.44. The warrants held by JEDI expire at various times from August 19, 1999 through December 22, 1999. In addition, certain institutional investors hold warrants to purchase an aggregate of 4,275,138 shares of Common Stock at prices ranging from $1.50 to a floating rate based on market price at the time of exercise. The warrants held by the institutional investors expire at various times from September 30, 1999 through December 24, 2001.

RIGHTS

As of June 30, 1999, JEDI held rights to purchase an aggregate of 201,366 shares of Common Stock at $0.625. These rights expired unexercised during July 1999.

STOCK OPTIONS

Employee stock option activity for the years ended June 30, 1999,1998 and 1997 is as follows:

                   Queen Sand Resources, Inc. and Subsidiaries

5. STOCKHOLDERS' EQUITY (CONTINUED)

                                                                  YEAR ENDED JUNE 30
                                     -----------------------------------------------------------------------------
                                              1999                       1998                         1997
                                     ----------------------      ---------------------       ---------------------
                                                  Weighted-                  Weighted-                   Weighted-
                                                   Average                    Average                     Average
                                                  Exercise                   Exercise                    Exercise
                                     Options       Price         Options      Price          Options       Price
                                     -------     ----------      -------    ----------       -------     ---------
Outstanding at July 1                173,000     $     5.25         --       $     --           --       $     --
Granted                              590,500           7.34      173,000           5.25         --             --
Exercised                               --             --           --             --           --             --
Canceled                                --             --           --             --           --             --
                                     -------                     -------                     -------
Outstanding at June 30               763,500     $     6.87      173,000     $     5.25         --       $     --
                                     =======                     =======                     =======
Exercisable options outstanding
  at June 30                          96,500     $     5.25         --       $     --           --       $     --
                                     =======                     =======                     =======

The weighted-average grant date fair value of stock options granted during 1999 and 1998 were $6.23 and $3.22, respectively. The grant date fair values were estimated at the date of grant using the Black-Scholes option pricing model. As of June 30, 1999, the weighted average remaining contractual life of outstanding stock options was 8.4 years.

Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, (SFAS 123) requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: a risk-free interest rate of 6.00% and 5.88% during 1999 and 1998,respectively; a dividend yield of 0%; and a volatility factor of
 .792 and .51 during 1999 and 1998, respectively. In addition, the fair value of these options was estimated based on an expected weighted average life of 10 years and 7.5 years during 1999 and 1998, respectively.

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

                   Queen Sand Resources, Inc. and Subsidiaries

5. STOCKHOLDERS' EQUITY (CONTINUED)

estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                    YEAR ENDED JUNE 30
                                             ---------------------------------
                                                  1999              1998
                                             --------------     --------------
Pro forma net loss                           $ (48,917,000)     $ (32,928,000)
                                             =============      =============
Loss per common share                        $       (1.56)     $       (1.45)
                                             =============      =============

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company's long-term obligations is estimated based on the current rates offered to the Company for similar maturities. At June 30, 1999 and 1998, the carrying value of long-term obligations approximates their fair values.

7. RELATED PARTY TRANSACTIONS

During 1997, the Company was charged a monthly fee by Capital House A Finance and Investment Corporation (Capital House) (owned by certain officers of the Company) for general and administrative costs. Such fee covered the services provided to the Company by certain employees of Capital House and amounted to $440,000 for the year ended June 30, 1997. The Company also reimbursed Capital House for certain direct general and administrative costs incurred by Capital House on behalf of the Company. The Company reimbursed Capital House approximately $129,000 for such costs for the year ended June 30, 1997. The Company capitalized $120,000 of the management fees and general and administrative costs paid to Capital House which were directly associated with oil and gas property acquisitions, exploration, and development for the year ended June 30, 1997. The agreement with Capital House was terminated effective May 31, 1997, at which time the Company purchased all existing assets of Capital House.

                   Queen Sand Resources, Inc. and Subsidiaries

7. RELATED PARTY TRANSACTIONS (CONTINUED)

The Company has entered into various hedging arrangements with affiliates of Enron. (see Note 4).

The Company has entered into a revolving credit facility with ECT, an affiliate of Enron. (see Note 3). During the year ended June 30, 1998, commitment fees of approximately $200,000 and interest totaling approximately $9,000 was paid to ECT in connection with this facility.

Enron, through its affiliates, participated in the Bridge Facilities and the Credit Agreement (see Note 3). During the years ended June 30, 1999 and 1998, Enron received fees of approximately $0 and $460,000, respectively, and interest payments of approximately $365,000 and $542,000, respectively, from the Company relating to its participation in these facilities.

The Company paid Enron approximately $100,000 during both of the years ended June 30, 1999 and 1998 under the terms of an agreement which allows the Company to consult, among other things, with Enron's engineering staff.

During the years ended June 30, 1999 and 1998, the Company paid approximately $38,000 and $26,000, respectively, to a company affiliated with a director of the Company for operating certain of the Company's properties.

8. INCOME TAXES

The Company's effective tax rate differs from the U.S. statutory rate for each of the years ended June 30, 1999, 1998, and 1997 due to losses for which no deferred tax benefit was recognized. The tax effects of the primary temporary differences giving rise to the deferred federal income tax assets and liabilities as determined under Statement of Accounting Standards No. 109, "Accounting for Income Taxes," at June 30, 1999 and 1998, follow:

                   Queen Sand Resources, Inc. and Subsidiaries

8. INCOME TAXES (CONTINUED)

                                                                          1999              1998
                                                                      ------------      ------------
Deferred income tax assets (liabilities):
   Reverse acquisition costs                                          $     43,000      $     66,000
   Net operating loss carryforwards                                     10,965,000         2,823,000
   Statutory depletion carryforward                                        126,000           126,000
   Oil and gas properties, principally due to differences in
     depreciation and amortization                                      16,902,000         9,219,000
   Other                                                                  (146,000)          (21,000)
                                                                      ------------      ------------
                                                                        27,890,000        12,213,000
Less valuation allowance                                               (27,890,000)      (12,213,000)
                                                                      ------------      ------------
Net deferred income tax asset                                         $       --        $       --
                                                                      ============      ============

The net changes in the total valuation allowance for the years ended June 30, 1999 and 1998, were increases of $15,677,000 and $11,133,000, respectively. The Company's net operating loss carryforwards begin expiring in 2010.

9. OIL AND GAS PRODUCING ACTIVITIES

The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with Statement of Financial Accounting Standards No. 69.

RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

The following sets forth certain information with respect to results of operations from oil and gas producing activities for the years ended June 30, 1999 1998, and 1997:

                                                        1999              1998              1997
                                                    ------------      ------------      ------------
Oil and gas sales                                   $  4,591,000      $  6,446,000      $  4,381,000
Net profits and royalty interests revenues            23,140,000         4,432,000              --
Production expenses                                   (3,196,000)       (4,547,000)       (2,507,000)
Depreciation and amortization                        (11,803,000)       (4,736,000)         (915,000)
Writedown of oil and gas properties                  (35,033,000)      (28,166,000)             --
                                                    ------------      ------------      ------------
Results of operations (excludes corporate
   overhead and interest expense)                   $(22,301,000)     $(26,571,000)     $    959,000
                                                    ============      ============      ============

Depreciation and amortization of oil and gas properties was $.74, $.89 and $.68 per Mcfe produced for the years ended June 30, 1999, 1998, and 1997, respectively.

                   Queen Sand Resources, Inc. and Subsidiaries

9. OIL AND GAS PRODUCING ACTIVITIES (CONTINUED)

CAPITALIZED COSTS

The following table summarizes capitalized costs relating to oil and gas producing activities and related amounts of accumulated depreciation and amortization at June 30, 1999 and 1998:

                                                      1999               1998
                                                  -------------      -------------
Oil and gas properties - proved                   $ 178,421,000      $ 176,943,000
Accumulated depreciation and amortization           (81,469,000)       (34,628,000)
                                                  -------------      -------------
Net capitalized costs                             $  96,952,000      $ 142,315,000
                                                  =============      =============

COSTS INCURRED

The following sets forth certain information with respect to costs incurred, whether expensed or capitalized, in oil and gas activities for the years ended June 30, 1999, 1998 and 1997:

                                       1999             1998             1997
                                   ------------     ------------     ------------
Property acquisition costs         $    580,000     $153,196,000     $  7,382,000
                                   ============     ============     ============
Development costs                  $ 10,340,000     $  6,031,000     $  1,238,000
                                   ============     ============     ============

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

                   Queen Sand Resources, Inc. and Subsidiaries

10.  SUPPLEMENTARY OIL AND GAS DATA (UNAUDITED) (CONTINUED)

                                                             OIL (Bbls)         GAS (Mcf)
                                                            ------------      ------------
        Proved reserves:
           Balance at June 30, 1996                            6,932,000        12,984,000
           Purchases of minerals in place                        916,000         7,730,000
           Revisions of previous estimates and other            (988,000)          805,000
           Production                                           (151,000)         (546,000)
                                                            ------------      ------------
           Balance at June 30, 1997                            6,709,000        20,973,000
           Purchases of minerals in place                      4,301,000       158,528,000
           Revisions of previous estimates and other          (2,736,000)          (38,000)
           Production                                           (325,000)       (3,368,000)
                                                            ------------      ------------
           Balance at June 30, 1998                            7,949,000       176,095,000
           Sales of minerals in place                         (2,735,000)      (18,243,000)
           Revisions of previous estimates and other             (90,000)       (7,329,000)
           Production                                           (500,000)      (12,962,000)
                                                            ------------      ------------
           Balance at June 30, 1999                            4,624,000       137,561,000
                                                            ============      ============
        Proved developed reserves:
           Balance at June 30, 1997                            2,188,000        12,412,000
                                                            ============      ============
           Balance at June 30, 1998                            5,298,000       120,998,000
                                                            ============      ============
           Balance at June 30, 1999                            2,138,000        94,614,000
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

The Standardized Measure of discounted future net cash flows relating to proved oil and gas reserves as of June 30, 1999 and 1998, are as follows:

                                                           1999                1998
                                                       -------------      -------------
Future cash inflows                                    $ 415,013,000      $ 524,585,000
Future costs and expenses:
   Production expenses                                  (124,209,000)      (176,633,000)
   Development costs                                     (18,811,000)       (29,289,000)
Future income taxes                                      (33,933,000)       (43,938,000)
                                                       -------------      -------------
Future net cash flows                                    238,060,000        274,725,000
10% annual discount for estimated timing of
   cash flows                                           (123,642,000)      (132,410,000)
                                                       -------------      -------------
Standardized measure of discounted future net
   cash flows                                          $ 114,418,000      $ 142,315,000
                                                       =============      =============

The weighted average price of oil and gas at June 30, 1999 and 1998, used in calculating the Standardized Measure were $17.11 and $12.80 per barrel, respectively, and $2.44 and $2.40 per MCF, respectively.

Changes in the Standardized Measure of discounted future net cash flows relating to proved oil and gas reserves for the years ended June 30, 1999, 1998, and 1997, are as follows:

                   Queen Sand Resources, Inc. and Subsidiaries

10. SUPPLEMENTARY OIL AND GAS DATA (UNAUDITED) (CONTINUED)

                                                    1999               1998               1997
                                                -------------      -------------      -------------
Beginning balance                               $ 142,315,000      $  30,146,000      $  23,971,000
Purchases of minerals in place                           --          139,292,000         14,531,000
Sales of minerals in place                        (16,035,000)              --                 --
Developed during the period                        10,340,000          6,031,000          1,238,000
Net change in prices and costs                      2,187,000        (15,593,000)         5,055,000
Revisions of previous estimates                   (22,121,000)       (13,784,000)       (13,405,000)
Accretion of discount                              14,232,000          3,015,000          2,397,000
Net change in income taxes                          6,452,000           (461,000)        (1,767,000)
Sales of oil and gas produced, net of
   production expenses                            (22,952,000)        (6,331,000)        (1,874,000)
                                                -------------      -------------      -------------
Balance at June 30                              $ 114,418,000      $ 142,315,000      $  30,146,000
                                                =============      =============      =============

The future cash flows shown above include amounts attributable to proved undeveloped reserves requiring approximately $18,811,000 of future development costs. If these reserves are not developed, the future net cash flows shown above would be significantly reduced.

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

11. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Subsequent to March 31, 1999, the Company determined that the costs associated with the termination of the LIBOR interest rate swap agreement in the first quarter of fiscal year 1999 should have been expensed upon termination. The following interim financial information has been restated from the information contained in the Company's Form 10-Q's as filed with the Securities and Exchange Commission as if the costs of the LIBOR interest rate swap termination were expensed during the first quarter:

                   Queen Sand Resources, Inc. and Subsidiaries

11. QUARTERLY FINANCIAL RESULTS (UNAUDITED) (CONTINUED)

                                                          THREE MONTHS ENDED
                                   SEPTEMBER 30      DECEMBER 31         MARCH 31          JUNE 30
                                   ------------      ------------      ------------      ------------
YEAR ENDED JUNE 30, 1999:

Total revenues                     $  7,353,000      $  6,984,000      $  6,734,000      $  6,986,000
Writedowns of oil and gas
   properties                              --        $(35,033,000)             --                --
Operating income                   $  6,188,000      $  6,295,000      $  6,015,000      $  6,363,000
Loss before extraordinary item     $ (2,104,000)     $(37,678,000)     $ (1,977,000)     $ (2,183,000)
Extraordinary loss                 $ (3,549,000)             --                --                --
Net loss                           $ (5,653,000)     $(37,678,000)     $ (1,977,000)     $ (2,183,000)

Loss before extraordinary item
   per common share                $      (0.07)     $      (1.25)     $      (0.06)     $      (0.07)
Net loss per common share          $      (0.19)     $      (1.25)     $      (0.06)     $      (0.07)

                                                          THREE MONTHS ENDED
                                   SEPTEMBER 30      DECEMBER 31         MARCH 31          JUNE 30
                                   ------------      ------------      ------------      ------------
YEAR ENDED JUNE 30, 1998:

Total revenues                     $  1,619,000      $  1,763,000      $  1,572,000      $  6,029,000
Writedowns of oil and gas
   properties                              --                --                --        $(28,166,000)
Operating income                   $    515,000      $    794,000      $    464,000      $  4,664,000
Net loss                           $   (783,000)     $   (662,000)     $   (693,000)     $(30,616,000)

Net loss per common share          $      (0.04)     $      (0.02)     $      (0.03)     $      (1.30)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be set forth under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Executive Officers" of our proxy statement for our 1999 Annual Meeting of Stockholders (the "Proxy Statement") which will be filed with the Commission pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference. The Proxy Statement is expected to be filed on or prior to October 28, 1999.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is set forth under the caption "Executive Compensation" of our Proxy Statement which will be filed with the Commission pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of our Proxy Statement which will be filed with the Commission pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth under the captions "Executive Compensation", " Director Compensation" and "Certain Relationships and Related Party Transactions" of our Proxy Statement which will be filed with the Commission pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

                                     PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1)  FINANCIAL STATEMENTS

         See Index to Consolidated Financial Statements following the signature page to this annual report on Form 10-K.

         (a) (2) FINANCIAL STATEMENT SCHEDULES

         All Schedules are omitted because the information is not required under the related instructions or is inapplicable or because the information is included in the Consolidated Financial Statements or related notes.

                               EXHIBIT DESCRIPTION

         (a) (3) EXHIBITS

                3.1          Restated Certificate of Incorporation, filed as
                             Exhibit 4.5 to the Company's Registration Statement on Form S-3 (No. 333-47577) filed with the Securities and Exchange Commission on March 9, 1998, which Exhibit is incorporated herein by reference.

                3.2 Certificate of Designation of Series C Convertible Preferred Stock, filed as an exhibit to the Company's Current Report on Form 8-K dated December 24, 1997, which Exhibit is incorporated herein by reference.

                3.3 Amended and Restated Bylaws, filed as an Exhibit to the Company's Current Report on Form 8-K dated May 6, 1997, which Exhibit is incorporated herein by reference.

                4.1 Stockholders' Agreement dated as of May 6, 1997, among the Company, Bruce I. Benn, Edward J. Munden, Ronald I. Benn, Robert P. Lindsay, EIBOC Investments Ltd. and Joint Energy Development Investments Limited Partnership (AJEDI@), filed as an Exhibit to the Company's Current Report on Form 8-K dated May 6, 1997, which Exhibit is incorporated herein by reference.

                4.2 Indenture, dated July 1, 1998, in regard to 122% Senior Notes due 2008 by and among the Company and certain of its subsidiaries and Harris Trust and Savings Bank, as Trustee, filed as an Exhibit to the Company's Current Report on Form 8-K dated July 8, 1998, which Exhibit is incorporated herein by reference.

                4.3 Form of 12% Notes due July 15, 2001, filed as an Exhibit to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 12, 1996, which Exhibit is incorporated herein by reference.

                4.4 Form of Common Stock Purchase Warrant dated December 24, 1997 and issued to certain institutional investors, filed as an Exhibit to the Company's Current Report on Form 8-K dated December 24, 1997, which Exhibit is incorporated herein by reference.

                4.5 Form of Common Stock Purchase Warrant dated as of July 8, 1998 issued to certain institutional investors, filed as an Exhibit to the Company's Current Report on Form 8-K dated July 8, 1998, which Exhibit is incorporated herein by reference.

         (a) (3) EXHIBITS

                4.6 Registration Rights Agreement among the Company and certain institutional investors named therein, dated December 24, 1997, filed as an Exhibit to the Company's Current Report on Form 8-K dated December 24, 1997, which Exhibit is incorporated herein by reference.

                4.7 Registration Rights Agreement by and between the Company and JEDI dated May 6, 1997, filed as an Exhibit to the Company's Current Report on Form 8-K dated May 6, 1997, which Exhibit is incorporated herein by reference.

                4.8 Registration Rights Agreement dated as of December 29, 1997 among the Company, the ECT Agent and JEDI, filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 30, 1997, which Exhibit is incorporated herein by reference.

                4.9 Registration Rights Agreement dated as of July 8, 1998 among the Company and the buyers signatory thereto, filed as an Exhibit to the Company's Current Report on Form 8-K dated July 8, 1998, which Exhibit is incorporated herein by reference.

                4.10 Common Stock Purchase Warrant Representing Right to Purchase 80,108 Shares of Common Stock of the Company dated as of November 30, 1998 issued to JEDI, filed as an Exhibit to the Company's Registration Statement on Form S-3 initially filed on January 22, 1999 (No. 333-70993), which Exhibit is incorporated by reference.

                4.11 Common Stock Purchase Warrant Representing Right to Purchase 206,340 Shares of Common Stock of the Company dated as of November 23, 1998 issued to JEDI, filed as an Exhibit to the Company's Registration Statement on Form S-3 initially filed on January 22, 1999 (No. 333-70993), which Exhibit is incorporated by reference.

                4.12 Common Stock Purchase Warrant Representing Right to Purchase 18,836 Shares of Common Stock of the Company dated as of November 27, 1998 issued to JEDI, filed as an Exhibit to the Company's Registration Statement on Form S-3 initially filed on January 22, 1999 (No. 333-70993), which Exhibit is incorporated by reference.

                4.13 Common Stock Purchase Warrant Representing Right to Purchase 3,160 Shares of Common Stock of the Company dated as of November 25, 1998 issued to JEDI, filed as an Exhibit to the Company's Registration Statement on Form S-3 initially filed on January 22, 1999 (No. 333-70993), which Exhibit is incorporated by reference.

                4.14 Common Stock Purchase Warrant Representing Right to Purchase 162,955 Shares of Common Stock of the Company dated as of November 30, 1998 issued to JEDI, filed as an Exhibit to the Company's Registration Statement on Form S-3 initially filed on January 22, 1999 (No. 333-70993), which Exhibit is incorporated by reference.

                4.15 Registration Rights Agreement dated November 10, 1998 among Queen Sand Resources, Inc. and the buyers signatory thereto, filed as an Exhibit to the Company's Current Report on Form 8-K dated November 24, 1998, which Exhibit is incorporated herein by reference.

                4.16 Form of Common Stock Purchase Warrant issued to certain investors as of November 10, 1998, filed as an Exhibit to the Company's Current Report on Form 8-K dated November 24, 1998, which Exhibit is incorporated herein by reference.

         (a) (3) EXHIBITS

                4.17 Common Stock Purchase Warrant Representing Right to Purchase 22,033 Shares of Common Stock of the Company dated as of December 28, 1998 issued to JEDI, filed as an Exhibit to the Company's Registration Statement on Form S-3 initially filed on January 22, 1999 (No. 333-70993), which Exhibit is incorporated by reference.

                4.18 Common Stock Purchase Warrant Representing Right to Purchase 12,380 Shares of Common Stock of the Company dated as of December 15, 1998 issued to JEDI, filed as an Exhibit to the Company's Registration Statement on Form S-3 initially filed on January 22, 1999 (No. 333-70993), which Exhibit is incorporated by reference.

                4.19 Common Stock Purchase Warrant Representing Right to Purchase 133,708 Shares of Common Stock of the Company dated as of December 14, 1998 issued to JEDI, filed as an Exhibit to the Company's Registration Statement on Form S-3 initially filed on January 22, 1999 (No. 333-70993), which Exhibit is incorporated by reference.

                4.20 Common Stock Purchase Warrant Representing Right to Purchase 37,141 Shares of Common Stock of the Company dated as of December 11, 1998 issued to JEDI, filed as an Exhibit to the Company's Registration Statement on Form S-3 initially filed on January 22, 1999 (No. 333-70993), which Exhibit is incorporated by reference.

                4.21 Common Stock Purchase Warrant Representing Right to Purchase 8,360 Shares of Common Stock of the Company dated as of December 9, 1998 issued to JEDI, filed as an Exhibit to the Company's Registration Statement on Form S-3 initially filed on January 22, 1999 (No. 333-70993), which Exhibit is incorporated by reference.

                4.22 Common Stock Purchase Warrant Representing Right to Purchase 10,973 Shares of Common Stock of the Company dated as of December 7, 1998 issued to JEDI, filed as an Exhibit to the Company's Registration Statement on Form S-3 initially filed on January 22, 1999 (No. 333-70993), which Exhibit is incorporated by reference.

                4.23 Common Stock Purchase Warrant Representing Right to Purchase 8,180 Shares of Common Stock of the Company dated as of December 4, 1998 issued to JEDI, filed as an Exhibit to the Company's Registration Statement on Form S-3 initially filed on January 22, 1999 (No. 333-70993), which Exhibit is incorporated by reference.

                4.24 Common Stock Purchase Warrant Representing Right to Purchase 13,335 Shares of Common Stock of the Company dated as of December 4, 1998 issued to JEDI, filed as an Exhibit to the Company's Registration Statement on Form S-3 initially filed on January 22, 1999 (No. 333-70993), which Exhibit is incorporated by reference.

                4.25 Common Stock Purchase Warrant Representing Right to Purchase 8,180 Shares of Common Stock of the Company dated as of December 2, 1998 issued to JEDI, filed as an Exhibit to the Company's Registration Statement on Form S-3 initially filed on January 22, 1999 (No. 333-70993), which Exhibit is incorporated by reference.

                4.26 Common Stock Purchase Warrant Representing Right to Purchase 21,331 Shares of Common Stock of the Company dated as of December 2, 1998 issued to JEDI, filed as an Exhibit to the Company's Registration Statement on Form S-3 initially filed on January 22, 1999 (No. 333-70993), which Exhibit is incorporated by reference.

                4.27 Common Stock Purchase Warrant Representing Right to Purchase 18,372 Shares of Common Stock of the Company dated as of November 30, 1998 issued to JEDI, filed as an Exhibit to the

         (a) (3) EXHIBITS

                             Company's Registration Statement on Form S-3
                             initially filed on January 22, 1999
                             (No. 333-70993), which Exhibit is incorporated by reference.

                4.28 Form of Common Stock Purchase Warrant issued to Northern Tier Asset Management, Inc. issued by the Company on April 9, 1999 and filed as an exhibit to the Company's Registration Statement on form S-3 (No. 333-78001) which exhibit is incorporated by reference.

                4.29 Registration Rights Agreement dated as of April 9, 1999 between the Company and Northern Tier Asset Management, Inc. and filed as an exhibit to the Company's Registration Statement on form S-3 (No. 333-78001) which exhibit is incorporated by reference.

                10.1 Purchase and Sale Agreement between Eli Rebich and Southern Exploration Company, a Texas corporation, and Queen Sand Resources, Inc., a Nevada corporation, dated April 10, 1996, filed as an Exhibit to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 12, 1996, which Exhibit is incorporated herein by reference.

                10.2 Purchase and Sale Agreement dated March 19, 1998 among the Morgan commingled pension funds and Queen Sand Resources, Inc., a Nevada corporation, filed as an Exhibit to the Company's Current Report on Form 8-K dated March 19, 1998, which Exhibit is incorporated herein by reference.

                10.3 Securities Purchase Agreement dated as of March 27, 1997 between JEDI and the Company, filed as an Exhibit to the Company's Current Report on Form 8-K dated March 27, 1997, which Exhibit is incorporated herein by reference.

                10.4 Securities Purchase Agreement among the Company and certain institutional investors named therein, dated December 22, 1997, filed as an Exhibit to the Company's Current Report on Form 8-K dated December 24, 1997, which Exhibit is incorporated herein by reference.

                10.5** Queen Sand Resources 1997 Incentive Equity Plan, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which
                             Exhibit is incorporated herein by reference.

                10.6** Employment Agreement dated December 15, 1997 between the Company and Robert P. Lindsay, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998 (No. 333-61403) which
                             Exhibit is incorporated herein by reference.

                10.7** Employment Agreement dated December 15, 1997 among the Company, Queen Sand Resources (Canada) Inc. and Bruce I. Benn, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, (No. 333-61403) which Exhibit is incorporated herein by reference.

                10.8** Employment Agreement dated December 15, 1997 among the Company, Queen Sand Resources (Canada) Inc. and Ronald Benn, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, (No. 333-61403) which Exhibit is incorporated herein by reference.

                10.9** Employment Agreement dated December 15, 1997 among the Company, Queen Sand Resources (Canada) Inc. and Edward J. Munden, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, (No. 333-61403) which Exhibit is incorporated herein by reference.

         (a) (3) EXHIBITS

                10.10 Subordinated Revolving Credit Loan Agreement dated as of December 29, 1997, executed by Queen Sand Resources, Inc., certain lenders now or hereafter parties thereto, and Enron Capital & Trade Resources Corp. ("ECT"), as agent ("ECT Agent") for the lenders ("ECT Lenders"), filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 30, 1997, which Exhibit is incorporated herein by reference.

                10.11 First Amendment to Loan Agreement among Queen Sand Resources, Inc. as borrower, ECT Agent, and ECT Lenders, effective as of June 30, 1998, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, (No. 333-61403) which Exhibit is incorporated herein by reference.

                10.12* Second Amendment to Loan Agreement among Queen Sand Resources, Inc. as borrower, ECT Agent, and ECT Lenders, effective as of November 24, 1998, filed as an Exhibit to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 9, 1999, (No. 333-78001) which Exhibit is incorporated herein by reference.

                10.13 Guaranty dated as of December 29, 1997, executed by Queen Sand Resources, Inc., a Delaware corporation, in favor of ECT Agent and the ECT Lenders, filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 30, 1997, which Exhibit is incorporated herein by reference.

                10.14 Guaranty dated as of December 29, 1997, executed by Corrida Resources, Inc., a Nevada corporation, and Northland Operating Co., a Nevada corporation, in favor of ECT Agent and the ECT Lenders, filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 30, 1997, which Exhibit is incorporated herein by reference.

                10.15 Subordination Agreement dated as of December 29, 1997, executed by the Agent in favor of the Bank of Montreal as agent for the senior lenders, Queen Sand Resources, Inc. and the Guarantors, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998 (No. 333-61403) which
                             Exhibit is incorporated herein by reference.

                10.16 Amended and Restated credit agreement, dated as of April 17, 1998, among the Company, Queen Sand Resources, Inc., a Nevada corporation, the Bank of Montreal and the lenders signatory thereto, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998 (No. 333-61403) which Exhibit is incorporated herein by reference.

                10.17 First Amendment to Amended and Restated credit agreement dated effective as of July 1, 1998, among the Company, Queen Sand Resources, Inc., a Nevada corporation, the Bank of Montreal and the lenders signatory thereto, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998 (No. 333-61403) which Exhibit is incorporated herein by reference.

                10.18* Second Amendment to Amended and Restated credit agreement dated effective as of November 10, 1998, among the Company, Queen Sand Resources, Inc., a Nevada corporation, the Bank of Montreal and the lenders signatory thereto, which Exhibit is attached hereto.

                10.19* Third Amendment to Amended and Restated credit agreement dated effective as of November 13, 1998, among the Company, Queen Sand Resources, Inc., a Nevada corporation, the Bank of Montreal and the lenders signatory thereto, which Exhibit is which
                             Exhibit is attached hereto.

         (a) (3) EXHIBITS

                10.20 Fourth Amendment to Amended and Restated credit agreement dated effective as of April 16, 1998, among the Company, Queen Sand Resources, Inc., a Nevada corporation, the Bank of Montreal and the lenders signatory thereto, filed as an Exhibit to the Company's Quarterly Report on form 10-Q for the quarter ended March 31, 1999, which Exhibit is incorporated herein by reference.

                10.21 Amended and Restated Guaranty Agreement executed by the Company, in favor of the Bank of Montreal, as agent, dated as of April 17, 1998, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998 (No. 333-61403), which Exhibit is incorporated herein by reference.

                10.22 Amended and Restated Guaranty Agreement executed by Northland Operating Co. in favor of the Bank of Montreal, as agent, dated as of April 17, 1998, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998 (No. 333-61403), which Exhibit is incorporated herein by reference.

                10.23 Amended and Restated Guaranty Agreement dated as of August 1, 1997 executed by Corrida Resources, Inc., a Nevada corporation, in favor of the Bank of Montreal, as agent, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which Exhibit is incorporated herein by reference.

                10.24 Amended and Restated Security Agreement dated as of April 17, 1998 executed by Queen Sand Resources, Inc., a Nevada corporation, in favor of the Bank of Montreal, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which Exhibit is incorporated herein by reference.

                10.25** Directors' Non-Qualified Stock Option Plan filed as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A dated October 23, 1998, which Exhibit is incorporated herein by reference.

                10.26 Amended and Restated Securities Purchase Agreement dated as of July 8, 1998 among the Company and the buyers signatory thereto, filed as an Exhibit to the Company's Current Report on Form 8-K dated July 8, 1998, as amended by the Current Report on Form 8-K/A-1 dated July 8, 1998, which Exhibit is incorporated herein by reference.

                10.27 Securities Purchase Agreement dated as of November 10, 1998 among the Company and the buyers signatory thereto, filed as an Exhibit to the Company's Current Report on Form 8-K dated November 24,
                             1998.

                21.1 List of the subsidiaries of the registrant filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1999 (No. 333-61403) which
                             Exhibit is incorporated by reference

                23.1*        Consent of Ernst & Young LLP.

                23.2*        Consent of H.J. Gruy and Associates, Inc.

                23.3*        Consent of Harper & Associates, Inc.

                23.4*        Consent of Ryder Scott Company.

         (a) (3) EXHIBITS

                23.5*        Financial Data Schedule

         (b) Reports on Form 8-K filed in the fourth quarter 1998:  None

         (c) See sub-item (a) above.

         (d) See sub-item (a) above.

*  Filed herewith.
**Denotes Management Contract.

                                    GLOSSARY

     The terms defined in this glossary are used throughout this Annual Report on Form 10-KSB.

     average NYMEX price. The average of the NYMEX closing prices for the near month.

     Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

     Bbl/d. Bbl per day.

     Bcf. One billion cubic feet of natural gas.

     Bcfe. One billion cubic feet of natural gas equivalents, converting one Bbl of oil to six Mcf of natural gas.

     behind-the-pipe. Hydrocarbons in a potentially producing horizon penetrated by a well bore the production of which has been postponed pending the production of hydrocarbons from another formation penetrated by the well bore. The hydrocarbons are classified as proved but non-producing reserves.

     BOE. Barrels of oil equivalent (converting six Mcf of natural gas to one Bbl of oil).

     development well. A well drilled within the proved boundaries of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

     dry well. A development or exploratory well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

     exploratory well. A well drilled to find and produce oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

     gross acres or gross wells. The total number of acres or wells, as the case may be, in which a working interest is owned.

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

     net acres or net wells. The sum of the fractional working interests owned in gross acres or gross wells.

     net profits interest. A share of the gross oil and natural gas production from a property, measured by net profits from the operation of the property that is carved out of the working interest. This is a non-operated interest.

     NYMEX. New York Mercantile Exchange.

     producing well, production well, or productive well. A well that is producing oil or natural gas or that is capable of production.

     proved developed reserves, proved developed producing or PDP. Proved developed reserves are oil and natural gas reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and natural gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as 'proved developed reserves' only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

     proved reserves. Proved reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

     proved undeveloped reserves or PUD. Proved undeveloped reserves are oil and natural gas reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery techniques is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

     Reserve Life Index. The estimated productive life of a proved reservoir based upon the economic limit of such reservoir producing hydrocarbons in paying quantities assuming certain price and cost parameters. For purposes of this Annual Report on Form 10-K, reserve life is calculated by dividing the proved reserves (on a Mcfe basis) at the end of the period by production volumes for the previous 12 months.

     royalty interest. An interest in an oil and natural gas property entitling the owner to a share of oil and natural gas production free of costs of production.

     SEC PV-10. The present value of proved reserves is an estimate of the discounted future net cash flows from each of the properties at June 30, 1998, or as otherwise indicated. Net cash flow is defined as net revenues less, after deducting production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. As required by rules of the Commission, the future net cash flows have been discounted at an annual rate of 10% to determine their 'present value.' The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. In accordance with Commission rules, estimates have been made using constant oil and natural gas prices and operating costs, at June 30, 1999, or as otherwise indicated.

     secondary recovery. A method of oil and natural gas extraction in which energy sources extrinsic to the reservoir are utilized.

     service well. A well used for water injection in secondary recovery projects or for the disposal of produced water.

     Standardized Measure. Under the Standardized Measure, future cash flows are estimated by applying year-end prices, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows are reduced by estimated future production and development costs based on period-end costs to determine pretax cash inflows. Future income taxes are computed by applying the statutory tax rate to the excess of pretax cash inflows over the Company's tax basis in the associated properties. Tax credits, net operating loss carryforwards, and permanent differences are also considered in the future tax calculation. Future net cash inflows after income taxes are discounted using a 10% annual discount rate to arrive at the Standardized Measure.

     undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

     working interest. The operating interest which gives the owner the right to drill, produce and conduct operating activities on the property and a share of production, subject to all royalties, overriding royalties and other burdens and to all costs of exploration to, development and operations and all risks in connection therewith.

                                 SIGNATURE PAGE


     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY ON THE 13TH OF OCTOBER, 1999.

                              QUEEN SAND RESOURCES, INC.


                              By: /s/   EDWARD J. MUNDEN
                                  ---------------------------------------------
                                  Name:    Edward J. Munden
                                  Title:   Chief Executive Officer, President
                                           and Chairman of the Board


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of October, 1999.

SIGNATURE                                                     TITLE
---------                                                     -----

/s/   EDWARD J. MUNDEN                                    CHAIRMAN OF THE BOARD, PRESIDENT,
-------------------------------------------               CHIEF EXECUTIVE OFFICER AND
EDWARD J. MUNDEN                                          DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)


/s/   BRUCE I. BENN                                       EXECUTIVE VICE PRESIDENT, DIRECTOR
-------------------------------------------
BRUCE I. BENN


/s/   RONALD I. BENN                                      CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL
-------------------------------------------               OFFICER AND ACCOUNTING OFFICER)
RONALD I. BENN


/s/   ROBERT P. LINDSAY                                   CHIEF OPERATING OFFICER, EXECUTIVE VICE
-------------------------------------------               PRESIDENT AND DIRECTOR
ROBERT P. LINDSAY


/s/  TED COLLINS, JR.                                     DIRECTOR
-------------------------------------------
TED COLLINS, JR.


/s/   ELI REBICH                                          DIRECTOR
-------------------------------------------
ELI REBICH

                                  EXHIBIT INDEX



EXHIBIT
 NUMBER                                             DESCRIPTION
--------                                            -----------

  3.1            Restated Certificate of Incorporation, filed as Exhibit 4.5 to the Company's
                 Registration Statement on Form S-3 (No. 333-47577) filed with the Securities and
                 Exchange Commission on March 9, 1998, which Exhibit is incorporated herein by reference.

  3.2            Certificate of Designation of Series C Convertible Preferred Stock, filed as an exhibit to the Company's Current Report on Form 8-K dated December 24, 1997, which
                 Exhibit is incorporated herein by reference.

  3.3            Amended and Restated Bylaws, filed as an Exhibit to the Company's Current Report on
                 Form 8-K dated May 6, 1997, which Exhibit is incorporated herein by reference.

  4.1            Stockholders' Agreement dated as of May 6, 1997, among the Company, Bruce I. Benn,
                 Edward J. Munden, Ronald I. Benn, Robert P. Lindsay, EIBOC Investments Ltd. and
                 Joint Energy Development Investments Limited Partnership (AJEDI@), filed as an
                 Exhibit to the Company's Current Report on Form 8-K dated May 6, 1997, which
                 Exhibit is incorporated herein by reference.

  4.2            Indenture, dated July 1, 1998, in regard to 122% Senior Notes due 2008 by and among the Company and certain of its subsidiaries and Harris Trust and Savings Bank, as
                 Trustee, filed as an Exhibit to the Company's Current Report on Form 8-K dated July
                 8, 1998, which Exhibit is incorporated herein by reference.

  4.3            Form of 12% Notes due July 15, 2001, filed as an Exhibit to the Company's
                 Registration Statement on Form 10-SB filed with the Securities and Exchange
                 Commission on August 12, 1996, which Exhibit is incorporated herein by reference.

  4.4            Form of Common Stock Purchase Warrant dated December 24, 1997 and issued to certain institutional investors, filed as an Exhibit to the Company's Current Report on
                 Form 8-K dated December 24, 1997, which Exhibit is incorporated herein by reference.

  4.5            Form of Common Stock Purchase Warrant dated as of July 8, 1998 issued to certain institutional investors, filed as an Exhibit to the Company's Current Report on
                 Form 8-K dated July 8, 1998, which Exhibit is incorporated herein by reference.

  4.6            Registration Rights Agreement among the Company and certain institutional investors named therein, dated December 24, 1997, filed as an Exhibit to the Company's
                 Current Report on Form 8-K dated December 24, 1997, which Exhibit is incorporated herein by reference.

  4.7            Registration Rights Agreement by and between the Company and JEDI dated May 6,
                 1997, filed as an Exhibit to the Company's Current Report on Form 8-K dated May 6,
                 1997, which Exhibit is incorporated herein by reference.

  4.8            Registration Rights Agreement dated as of December 29, 1997 among the Company, the
                 ECT Agent and JEDI, filed as an Exhibit to the Company's Quarterly Report on Form
                 10-QSB for the quarter ended December 30, 1997, which Exhibit is incorporated herein by reference.

EXHIBIT
 NUMBER                                             DESCRIPTION
--------                                            -----------

  4.9            Registration Rights Agreement dated as of July 8, 1998 among the Company and the buyers signatory thereto, filed as an Exhibit to the Company's Current Report on
                 Form 8-K dated July 8, 1998, which Exhibit is incorporated herein by reference.

  4.10           Common Stock Purchase Warrant Representing Right to Purchase 80,108 Shares of
                 Common Stock of the Company dated as of November 30, 1998 issued to JEDI, filed as an Exhibit to the Company's Registration Statement on Form S-3 initially filed on
                 January 22, 1999 (No. 333-70993), which Exhibit is incorporated by reference.

  4.11           Common Stock Purchase Warrant Representing Right to Purchase 206,340 Shares of
                 Common Stock of the Company dated as of November 23, 1998 issued to JEDI, filed as an Exhibit to the Company's Registration Statement on Form S-3 initially filed on
                 January 22, 1999 (No. 333-70993), which Exhibit is incorporated by reference.

  4.12           Common Stock Purchase Warrant Representing Right to Purchase 18,836 Shares of
                 Common Stock of the Company dated as of November 27, 1998 issued to JEDI, filed as an Exhibit to the Company's Registration Statement on Form S-3 initially filed on
                 January 22, 1999 (No. 333-70993), which Exhibit is incorporated by reference.

  4.13           Common Stock Purchase Warrant Representing Right to Purchase 3,160 Shares of Common
                 Stock of the Company dated as of November 25, 1998 issued to JEDI, filed as an
                 Exhibit to the Company's Registration Statement on Form S-3 initially filed on
                 January 22, 1999 (No. 333-70993), which Exhibit is incorporated by reference.

  4.14           Common Stock Purchase Warrant Representing Right to Purchase 162,955 Shares of
                 Common Stock of the Company dated as of November 30, 1998 issued to JEDI, filed as an Exhibit to the Company's Registration Statement on Form S-3 initially filed on
                 January 22, 1999 (No. 333-70993), which Exhibit is incorporated by reference.

  4.15           Registration Rights Agreement dated November 10, 1998 among Queen Sand Resources,
                 Inc. and the buyers signatory thereto, filed as an Exhibit to the Company's Current
                 Report on Form 8-K dated November 24, 1998, which Exhibit is incorporated herein by reference.

  4.16           Form of Common Stock Purchase Warrant issued to certain investors as of November
                 10, 1998, filed as an Exhibit to the Company's Current Report on Form 8-K dated
                 November 24, 1998, which Exhibit is incorporated herein by reference.

  4.17           Common Stock Purchase Warrant Representing Right to Purchase 22,033 Shares of
                 Common Stock of the Company dated as of December 28, 1998 issued to JEDI, filed as an Exhibit to the Company's Registration Statement on Form S-3 initially filed on
                 January 22, 1999 (No. 333-70993), which Exhibit is incorporated by reference.

EXHIBIT
 NUMBER                                             DESCRIPTION
--------                                            -----------

  4.18           Common Stock Purchase Warrant Representing Right to Purchase 12,380 Shares of
                 Common Stock of the Company dated as of December 15, 1998 issued to JEDI, filed as an Exhibit to the Company's Registration Statement on Form S-3 initially filed on
                 January 22, 1999 (No. 333-70993), which Exhibit is incorporated by reference.

  4.19           Common Stock Purchase Warrant Representing Right to Purchase 133,708 Shares of
                 Common Stock of the Company dated as of December 14, 1998 issued to JEDI, filed as an Exhibit to the Company's Registration Statement on Form S-3 initially filed on
                 January 22, 1999 (No. 333-70993), which Exhibit is incorporated by reference.

  4.20           Common Stock Purchase Warrant Representing Right to Purchase 37,141 Shares of
                 Common Stock of the Company dated as of December 11, 1998 issued to JEDI, filed as an Exhibit to the Company's Registration Statement on Form S-3 initially filed on
                 January 22, 1999 (No. 333-70993), which Exhibit is incorporated by reference.

  4.21           Common Stock Purchase Warrant Representing Right to Purchase 8,360 Shares of Common
                 Stock of the Company dated as of December 9, 1998 issued to JEDI, filed as an
                 Exhibit to the Company's Registration Statement on Form S-3 initially filed on
                 January 22, 1999 (No. 333-70993), which Exhibit is incorporated by reference.

  4.22           Common Stock Purchase Warrant Representing Right to Purchase 10,973 Shares of
                 Common Stock of the Company dated as of December 7, 1998 issued to JEDI, filed as an Exhibit to the Company's Registration Statement on Form S-3 initially filed on
                 January 22, 1999 (No. 333-70993), which Exhibit is incorporated by reference.

  4.23           Common Stock Purchase Warrant Representing Right to Purchase 8,180 Shares of Common
                 Stock of the Company dated as of December 4, 1998 issued to JEDI, filed as an
                 Exhibit to the Company's Registration Statement on Form S-3 initially filed on
                 January 22, 1999 (No. 333-70993), which Exhibit is incorporated by reference.

  4.24           Common Stock Purchase Warrant Representing Right to Purchase 13,335 Shares of
                 Common Stock of the Company dated as of December 4, 1998 issued to JEDI, filed as an Exhibit to the Company's Registration Statement on Form S-3 initially filed on
                 January 22, 1999 (No. 333-70993), which Exhibit is incorporated by reference.

  4.25           Common Stock Purchase Warrant Representing Right to Purchase 8,180 Shares of Common
                 Stock of the Company dated as of December 2, 1998 issued to JEDI, filed as an
                 Exhibit to the Company's Registration Statement on Form S-3 initially filed on
                 January 22, 1999 (No. 333-70993), which Exhibit is incorporated by reference.

  4.26           Common Stock Purchase Warrant Representing Right to Purchase 21,331 Shares of
                 Common Stock of the Company dated as of December 2, 1998 issued to JEDI, filed as an Exhibit to the Company's Registration Statement on Form S-3 initially filed on
                 January 22, 1999 (No. 333-70993), which Exhibit is incorporated by reference.

  4.27           Common Stock Purchase Warrant Representing Right to Purchase 18,372 Shares of
                 Common Stock of the Company dated as of November 30, 1998 issued to JEDI, filed as an Exhibit to the Company's Registration Statement on Form S-3 initially filed on
                 January 22, 1999 (No. 333-70993), which Exhibit is incorporated by reference.

EXHIBIT
 NUMBER                                             DESCRIPTION
--------                                            -----------

  4.28           Form of Common Stock Purchase Warrant issued to Northern Tier Asset Management,
                 Inc. issued by the Company on April 9, 1999 and filed as an exhibit to the
                 Company's Registration Statement on form S-3 (No. 333-78001) which exhibit is incorporated by reference.

  4.29           Registration Rights Agreement dated as of April 9, 1999 between the Company and
                 Northern Tier Asset Management, Inc. and filed as an exhibit to the Company's
                 Registration Statement on form S-3 (No. 333-78001) which exhibit is incorporated by reference.

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

  10.2           Purchase and Sale Agreement dated March 19, 1998 among the Morgan commingled pension funds and Queen Sand Resources, Inc., a Nevada corporation, filed as an
                 Exhibit to the Company's Current Report on Form 8-K dated March 19, 1998, which
                 Exhibit is incorporated herein by reference.

  10.3           Securities Purchase Agreement dated as of March 27, 1997 between JEDI and the
                 Company, filed as an Exhibit to the Company's Current Report on Form 8-K dated
                 March 27, 1997, which Exhibit is incorporated herein by reference.

  10.4           Securities Purchase Agreement among the Company and certain institutional investors named therein, dated December 22, 1997, filed as an Exhibit to the Company's
                 Current Report on Form 8-K dated December 24, 1997, which Exhibit is incorporated herein by reference.

  10.5**         Queen Sand Resources 1997 Incentive Equity Plan, filed as an Exhibit to the
                 Company's Registration Statement on Form S-4 filed with the Securities and Exchange
                 Commission on August 13, 1998, which Exhibit is incorporated herein by reference.

  10.6**         Employment Agreement dated December 15, 1997 between the Company and Robert P.
                 Lindsay, filed as an Exhibit to the Company's Registration Statement on Form S-4
                 filed with the Securities and Exchange Commission on August 13, 1998 (No.
                 333-61403) which Exhibit is incorporated herein by reference.

  10.7**         Employment Agreement dated December 15, 1997 among the Company, Queen Sand
                 Resources (Canada) Inc. and Bruce I. Benn, filed as an Exhibit to the Company's
                 Registration Statement on Form S-4 filed with the Securities and Exchange
                 Commission on August 13, 1998, (No. 333-61403) which Exhibit is incorporated herein by reference.

  10.8**         Employment Agreement dated December 15, 1997 among the Company, Queen Sand
                 Resources (Canada) Inc. and Ronald Benn, filed as an Exhibit to the Company's
                 Registration Statement on Form S-4 filed with the Securities and Exchange
                 Commission on August 13, 1998, (No. 333-61403) which Exhibit is incorporated herein by reference.

EXHIBIT
 NUMBER                                             DESCRIPTION
--------                                            -----------

  10.9**         Employment Agreement dated December 15, 1997 among the Company, Queen Sand
                 Resources (Canada) Inc. and Edward J. Munden, filed as an Exhibit to the Company's
                 Registration Statement on Form S-4 filed with the Securities and Exchange
                 Commission on August 13, 1998, (No. 333-61403) which Exhibit is incorporated herein by reference.

  10.10          Subordinated Revolving Credit Loan Agreement dated as of December 29, 1997, executed by Queen Sand Resources, Inc., certain lenders now or hereafter parties thereto, and Enron Capital & Trade Resources Corp. ("ECT"), as agent ("ECT Agent")
                 for the lenders ("ECT Lenders"), filed as an Exhibit to the Company's Quarterly
                 Report on Form 10-QSB for the quarter ended December 30, 1997, which Exhibit is incorporated herein by reference.

  10.11          First Amendment to Loan Agreement among Queen Sand Resources, Inc. as borrower, ECT
                 Agent, and ECT Lenders, effective as of June 30, 1998, filed as an Exhibit to the
                 Company's Registration Statement on Form S-4 filed with the Securities and Exchange
                 Commission on August 13, 1998, (No. 333-61403) which Exhibit is incorporated herein by reference.

  10.12*         Second Amendment to Loan Agreement among Queen Sand Resources, Inc. as borrower,
                 ECT Agent, and ECT Lenders, effective as of November 24, 1998, which Exhibit is attached hereto.

  10.13          Guaranty dated as of December 29, 1997, executed by Queen Sand Resources, Inc., a
                 Delaware corporation, in favor of ECT Agent and the ECT Lenders, filed as an
                 Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended
                 December 30, 1997, which Exhibit is incorporated herein by reference.

  10.14          Guaranty dated as of December 29, 1997, executed by Corrida Resources, Inc., a
                 Nevada corporation, and Northland Operating Co., a Nevada corporation, in favor of
                 ECT Agent and the ECT Lenders, filed as an Exhibit to the Company's Quarterly
                 Report on Form 10-QSB for the quarter ended December 30, 1997, which Exhibit is incorporated herein by reference.

  10.15          Subordination Agreement dated as of December 29, 1997, executed by the Agent in favor of the Bank of Montreal as agent for the senior lenders, Queen Sand
                 Resources, Inc. and the Guarantors, filed as an Exhibit to the Company's
                 Registration Statement on Form S-4 filed with the Securities and Exchange
                 Commission on August 13, 1998 (No. 333-61403) which Exhibit is incorporated herein by reference.

  10.16          Amended and Restated credit agreement, dated as of April 17, 1998, among the
                 Company, Queen Sand Resources, Inc., a Nevada corporation, the Bank of Montreal and the lenders signatory thereto, filed as an Exhibit to the Company's Registration
                 Statement on Form S-4 filed with the Securities and Exchange Commission on August
                 13, 1998 (No. 333-61403) which Exhibit is incorporated herein by reference.

  10.17          First Amendment to Amended and Restated credit agreement dated effective as of July
                 1, 1998, among the Company, Queen Sand Resources, Inc., a Nevada corporation, the
                 Bank of Montreal and the lenders signatory thereto, filed as an Exhibit to the
                 Company's Registration Statement on Form S-4 filed with the Securities and Exchange
                 Commission on August 13, 1998 (No. 333-61403) which Exhibit is incorporated herein by reference.

EXHIBIT
 NUMBER                                             DESCRIPTION
--------                                            -----------

  10.18*         Second Amendment to Amended and Restated credit agreement dated effective as of
                 November 10, 1998, among the Company, Queen Sand Resources, Inc., a Nevada corporation, the Bank of Montreal and the lenders signatory thereto, which Exhibit is attached hereto.

  10.19*         Third Amendment to Amended and Restated credit agreement dated effective as of
                 November 13, 1998, among the Company, Queen Sand Resources, Inc., a Nevada corporation, the Bank of Montreal and the lenders signatory thereto, which Exhibit is attached hereto.

  10.20          Fourth Amendment to Amended and Restated credit agreement dated effective as of
                 April 16, 1998, among the Company, Queen Sand Resources, Inc., a Nevada corporation, the Bank of Montreal and the lenders signatory thereto, filed as an
                 Exhibit to the Company's Quarterly Report on form 10-Q for the quarter ended March
                 31, 1999, which Exhibit is incorporated herein by reference.

  10.21          Amended and Restated Guaranty Agreement executed by the Company, in favor of the
                 Bank of Montreal, as agent, dated as of April 17, 1998, filed as an Exhibit to the
                 Company's Registration Statement on Form S-4 filed with the Securities and Exchange
                 Commission on August 13, 1998 (No. 333-61403), which Exhibit is incorporated herein by reference.

  10.22          Amended and Restated Guaranty Agreement executed by Northland Operating Co. in favor of the Bank of Montreal, as agent, dated as of April 17, 1998, filed as an
                 Exhibit to the Company's Registration Statement on Form S-4 filed with the
                 Securities and Exchange Commission on August 13, 1998 (No. 333-61403), which
                 Exhibit is incorporated herein by reference.

  10.23          Amended and Restated Guaranty Agreement dated as of August 1, 1997 executed by
                 Corrida Resources, Inc., a Nevada corporation, in favor of the Bank of Montreal, as agent, filed as an Exhibit to the Company's Registration Statement on Form S-4
                 filed with the Securities and Exchange Commission on August 13, 1998, which Exhibit is incorporated herein by reference.

  10.24          Amended and Restated Security Agreement dated as of April 17, 1998 executed by
                 Queen Sand Resources, Inc., a Nevada corporation, in favor of the Bank of Montreal, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, which Exhibit is incorporated herein by reference.

  10.25**        Directors' Non-Qualified Stock Option Plan filed as Appendix A to the Company's
                 Definitive Proxy Statement on Schedule 14A dated October 23, 1998, which Exhibit is incorporated herein by reference.

  10.26          Amended and Restated Securities Purchase Agreement dated as of July 8, 1998 among the Company and the buyers signatory thereto, filed as an Exhibit to the Company's
                 Current Report on Form 8-K dated July 8, 1998, as amended by the Current Report on
                 Form 8-K/A-1 dated July 8, 1998, which Exhibit is incorporated herein by reference.

  10.27          Securities Purchase Agreement dated as of November 10, 1998 among the Company and the buyers signatory thereto, filed as an Exhibit to the Company's Current Report on Form 8-K dated November 24, 1998.

  21.1           List of the subsidiaries of the registrant filed as an Exhibit to the Company's
                 Registration Statement on Form S-4 filed with the Securities and Exchange
                 Commission on August 13, 1999 (No. 333-61403) which Exhibit is incorporated by reference

EXHIBIT
 NUMBER                                             DESCRIPTION
--------                                            -----------

  23.1*          Consent of Ernst & Young LLP.

  23.2*          Consent of H.J. Gruy and Associates, Inc.

  23.3*          Consent of Harper & Associates, Inc.

  23.4*          Consent of Ryder Scott Company.

  27.1*          Financial Data Schedule

*  Filed herewith.
**Denotes Management Contract.