Form 10-K405/A
period 1999-06-30
QUEEN SAND RESOURCES INC; QUEEN SAND OPERATING CO; QUEEN SAND RESOURCES INC /NV/; CORRIDA RESOURCES INC
filed 1999-10-28
CIK 943548, 1068118, 1068119, 1068120

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-K/A NO. 1

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

                         ------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months, and (2) has been subject to such filing requirements for the past ninety (90) days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

         The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant (all directors, officers and holders of five percent or more of the Common Stock of the Company are presumed to be affiliates for purposes of this calculation), computed by reference to the closing bid price of such stock on September 10, 1999, was approximately $8,816,683. As of September 10, 1999, the Registrant had outstanding 34,216,106 shares of Common Stock.

         The undersigned Registrant hereby amends its Annual Report on Form 10-K for the year ended June 30, 1999, to include the information called for by the following items, as set forth in the pages attached hereto:

         Part III.  Item 10.  Directors and Executive Officers of the Registrant
                    Item 11.  Executive Compensation
                    Item 12. Security Ownership of Certain Beneficial Owners and Management
                    Item 13.  Certain Relationships and Related Transactions

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         QUEEN SAND RESOURCES, INC.


                                         By:    /s/ EDWARD J. MUNDEN
                                                -------------------------------
                                         Name:  Edward J. Munden
                                         Title: Chief Executive Officer,
                                                President and Chairman

                                         QUEEN SAND RESOURCES, INC. (NEV)


                                         By:    /s/ EDWARD J. MUNDEN
                                                -------------------------------
                                         Name:  Edward J. Munden
                                         Title: President

                                         QUEEN SAND OPERATING CO.


                                         By:    /s/ EDWARD J. MUNDEN
                                                -------------------------------
                                         Name:  Edward J. Munden
                                         Title: President

                                         CORRIDA RESOURCES, INC.


                                         By:    /s/ EDWARD J. MUNDEN
                                                -------------------------------
                                         Name:  Edward J. Munden
                                         Title: President


October 28, 1999

                               AMENDMENT NO. 1 TO
                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED JUNE 30, 1999


         Because definitive proxy soliciting materials relating to the 1999 Annual Meeting of the Stockholders of Queen Sand Resources, Inc. ("Queen Sand" or the "Company") will be filed after October 28, 1999, the information called for by Part III of the Company's Form 10-K for the year ended June 30, 1999 is included in this Amendment No. 1 to such Form 10-K.

                              PART III OF FORM 10-K
                        FOR THE YEAR ENDED JUNE 30, 1999

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS OF THE COMPANY

         There are five directors of the Company, each holding office until the next annual meeting of stockholders or until his successor is elected or appointed and qualified, or as otherwise provided by the Company's Bylaws or by Delaware law. The following sets forth information regarding the directors of the Company:

         NAME                               AGE      CURRENT POSITION
         ----                               ---      ----------------

         Edward J. Munden...............    48       Chairman of the Board,
                                                     Chief Executive Officer,
                                                     and President

         Bruce I. Benn..................    45       Executive Vice President
                                                     and Secretary

         Robert P. Lindsay..............    57       Chief Operating Officer and
                                                     Executive Vice President

         Ted Collins Jr.................    61       Director

         Eli Rebich.....................    48       Director

         Edward J. Munden, 48, has been the President and a Director of the Company since March 6, 1995. He was appointed as Chief Executive Officer in May 1996 and was appointed Chairman of the Board in October 1997. Since 1989, he has been a director and co-founder of Capital House A Finance and Investment Company ("CHC"), which is a Canadian venture capital firm located in Ottawa, Canada. Mr. Munden was elected to the board of Mustang Minerals Corp. a Canadian mineral exploration company in March 1999. From 1994 to 1996, he was a director of Capital House International Ltd. ("CHIL"). CHIL became the original stockholder of Queen Sand Resources, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (`QSRN"), and was previously a majority stockholder of the Company.

Mr. Munden has held positions in the mining industry with Eldorado Nuclear Limited (1980 to 1989), the manufacturing industry with Proctor and Gamble Company of Canada (1978 to 1980) and the oil and gas industry with Union Oil of Canada Limited (1974 to 1976). Mr. Munden is a professional geological engineer and holds a Bachelor of Science degree in Engineering (1974) and a Masters of Business Administration (1978) from Queens University in Kingston, Canada.

         Robert P. Lindsay, 57, joined the Company in 1994 and became Executive Vice President in September 1995 and Chief Operating Officer in May 1996. From 1973 until 1995 Mr. Lindsay was Chief Executive Officer of Lin-mour Drilling Company. Mr. Lindsay joined Helmrich & Payne, an oil and natural gas drilling and exploration company headquartered in Tulsa, Oklahoma, in 1965 and held increasingly senior positions with that company until 1973. Mr. Lindsay holds a Bachelor of Arts degree in Accounting (1965) from the University of Texas.

         Bruce I. Benn, 45, has been an Executive Vice President and a Director of the Company since March 1995. In 1989, he, together with Ronald I. Benn and Edward J. Munden, founded CHC and has been a director since then. From 1994 to 1996, he was a director of CHIL. From 1985 to 1993, he was Vice President and Director of Corporation House Ltd., where he acted as an investment banker and a financial advisor to resource development, manufacturing and construction firms around the world. He is an attorney and holds a Masters of Law degree (LL.M, 1979) from the University of London, England, a Baccalaureate of Laws (LL.B,
1978) from the University of Ottawa, Canada, and a Bachelor of Arts in Economics
(1975) from Carleton University in Ottawa, Canada. Ronald I. Benn, the Chief Financial Officer of the Company, is the brother of Bruce I. Benn.

         Ted Collins, Jr., 61, has been a Director of the Company since October 1997. Since January 1988 he has been President of Collins and Ware, Inc., a private oil and natural gas exploration and production company headquartered in Midland, Texas. He is also Chairman of Mid Louisiana Gas Corp., an interstate pipeline serving industrial and residential customers in Louisiana and Mississippi with Pan American Petroleum Corp. (now Amoco Production Co.). From 1986 to 1988, Mr. Collins was President of Enron Oil & Gas Company and from 1985 to 1986 he was President of HNG/InterNorth Exploration Company. From 1982 to 1985, Mr. Collins served as President of HNG Oil Company, and from 1969 to 1982 he was Executive Vice President and Director of American Quasar Petroleum Co. From 1963 to 1969, Mr. Collins served as an independent oil operator, and from 1960 to 1963, he was a petroleum engineer. Mr. Collins holds a Bachelor of Science in Geological Engineering (1960) from the University of Oklahoma. Mr. Collins is also a director of Hanover Compression Company.

         Eli Rebich, 48, has been a Director of the Company since October 1997. He is an independent oil and gas producer with over 22 years industry experience, including evaluation, acquisition, title work and operation of oil and gas properties. Since 1978, he has acquired producing properties in Texas, Louisiana, Mississippi, Oklahoma and Colorado. He is President and Director of Big Run Production Company which operates properties in several states.

EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth the officers of the Company.

         NAME                               AGE    CURRENT POSITION
         ----                               ---    ----------------

         Edward J. Munden...............    48     Chairman of the Board, Chief
                                                   Executive Officer, President

         Bruce I. Benn..................    45     Executive Vice President and
                                                   Secretary

         Robert P. Lindsay..............    57     Chief Operating Officer,
                                                   Executive Vice President

         Ronald I. Benn.................    44     Chief Financial Officer

         V. Ed Butler...................    43     Vice President, Asset
                                                   Management

         Ronald Idom....................    45     Vice President, Acquisitions

         William W. Lesikar.............    46     Vice President, Finance

         William A. Williamson..........    43     Vice President, Land


         The following is a brief description of the business backgrounds of each of the officers who are not also directors of the Company.

         Ronald I. Benn was appointed Chief Financial Officer of QSRN in 1994 and assumed the same position with the Company when it acquired QSRN in March 1995. Since 1989, he has been a senior executive, director and co-founder of CHC. From 1994 to 1996, Mr. Benn was a director of CHIL. From 1980 to 1985, Mr. Benn, a Chartered Accountant, held positions in the auditing division, in management consulting as a turnaround specialist, and the insolvency division of the accounting firm of Clarkson Gordon Chartered Accountants (now known as Ernst & Young Chartered Accountants). From 1985 to 1986 he also had experience in the commercial banking industry and as senior financial officer to certain start-up companies. Mr. Benn holds a Bachelor of Science degree (1977) from Carleton University in Ottawa, Canada and a Bachelor of Commerce (Honours) (1980) from the University of Windsor, Canada. Ronald I. Benn is the brother of Bruce I. Benn.

         V. Ed Butler joined the Company in June 1996 as Vice President, Operations. He has 20 years of experience in oil field engineering and operations. From 1993 to 1995, he was Executive Vice President for Echo Production, Inc. From 1982 to 1993 he held the position of Operations Manager for Triad Energy Corporation. He has also been a staff engineer for Blocker Exploration Company from 1980 to 1982 and an area production engineer for Texas Oil and Gas Corporation from 1978 to 1980. Mr. Butler holds an M.B.A. (1988) from the University of Texas, and a Bachelor of Science in Petroleum Engineering
(1978) from Texas A&M University.

         Ronald Idom joined the Company in January 1998 as Vice President, Acquisitions. He has over 22 years of experience in reservoir engineering and management. From 1991 to 1997, he was Manager Gas Supply for Delhi Gas Pipeline Corporation and Manager Engineering/Project Development from 1988 to 1991. From 1985 to 1988 he held the position of Chief Reservoir Engineer for TXO Production Corp. (both Delhi Gas Pipeline and TXO Production Corp. were subsidiaries of USX/Texas Oil & Gas Corporation). He also served as acquisition engineer for NRM Petroleum from 1983 to 1985; a self-employed petroleum consultant from 1980 to 1983 and held various engineering positions with Texas Oil and Gas Corporation from 1976 to 1980. Mr. Idom graduated from Texas A&M University in 1976 with a Bachelor of Science in Petroleum Engineering.

         William W. Lesikar joined the Company in June 1998 as Vice President, Finance. Mr. Lesikar, a Certified Public Accountant, has 22 years of experience in finance and accounting with nearly 17 years in the oil and gas industry. From 1981 to 1998, Mr. Lesikar held increasing positions of authority with Lyco Energy Corporation of Dallas, Texas including Controller from 1981 to 1983, and Chief Financial Officer and Executive Vice President from 1988 to 1998. From 1978 to 1981, Mr. Lesikar was an audit manager and senior auditor with Arthur Young & Company (now known as Ernst & Young LLP). From 1976 to 1978, Mr. Lesikar was an auditor with Haskins & Sells (now known as Deloitte & Touche LLP). Mr. Lesikar holds a Masters of Business Administration (1988) from Southern Methodist University and a Bachelor of Business Administration (1975) from University of Texas at Austin.

         William A. Williamson joined the Company in March 1998 as Vice President, Land. He has over 17 years of experience in petroleum land management. From 1989 to 1998, he served as President of BAW Energy, Inc. BAW Energy, Inc. was formed primarily to provide oil and gas asset management from a land and legal perspective to independent oil and gas companies. Clients of BAW Energy, Inc. included INCO Oil Corporation, Janex Oil Co., Inc., Walter Exploration, Inc. and the Company. From 1979 to 1989, he was self-employed as an independent Petroleum Landman. Mr. Williamson holds a Bachelor of Business Administration in Finance (1978) from Texas A&M University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         To the Company's knowledge, based solely on a review of the copies of reports furnished to the Company and, in certain instances, written representations that no additional reports were required, during the fiscal year ended June 30, 1999, all of the Company's executive officers, directors and holders of more than 10% of its Common Stock timely filed all reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act").

ITEM 11.                    EXECUTIVE COMPENSATION

COMPENSATION OF OFFICERS

         The following table sets forth a summary of the compensation of the Chief Executive Officer and the four other most highly compensated officers of the Company for the fiscal years ended June 30, 1999, 1998 and 1997. No compensation information is given for any person for any fiscal year in which that person was not an officer of the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG TERM
                                          ANNUAL COMPENSATION                     COMPENSATION
                                --------------------------------------------------------------------------------
                                                                                    NUMBER OF
                                 FISCAL YEAR                                        SECURITIES
                                   ENDED                             OTHER ANNUAL   UNDERLYING    ALL OTHER
NAME AND PRINCIPAL POSITION       JUNE 30,     SALARY        BONUS       COMP.       OPTIONS     COMPENSATION
----------------------------------------------------------------------------------------------------------------

Edward J. Munden                    1999       $160,000    $ 40,000      -0-           55,000         -0-
    Chief Executive                 1998        130,000     100,000      -0-           45,000         -0-
    Officer,                        1997         88,200      30,000      -0-           37,000         -0-
      President and
    Chairman
      of the Board

Robert P. Lindsay                   1999       $160,000    $ 40,000      -0-           55,000         -0-
    Chief Operating                 1998        132,000      98,000      -0-           45,000         -0-
    Officer and                     1997        120,000      30,500      -0-           37,000         -0-
      Executive Vice
    President

Bruce I. Benn                       1999       $160,000    $ 40,000      -0-           55,000         -0-
    Executive Vice                  1998        130,000     100,000      -0-           45,000         -0-
    President                       1997         88,200      30,000      -0-           37,000         -0-
      and Secretary

Ronald I. Benn                      1999       $160,000    $ 40,000      -0-           55,000         -0-
    Chief Financial                 1998        130,000     100,000      -0-           45,000         -0-
    Officer                         1997         88,200      30,000      -0-           37,000         -0-

V. Ed Butler                        1999       $125,000    $ 20,000      -0-           15,500         -0-
    Vice President                  1998        112,000      40,500      -0-           14,500         -0-
                                    1997        100,000      25,500      -0-           22,000         -0-

         The preceding table shows all the cash compensation paid or to be paid by the Company, as well as certain other non-cash compensation paid or accrued, during the fiscal years indicated, to each of the Chief Executive Officer and the other named officers for such period in all capacities in which he served. Total cash compensation paid to all five officers as a group during the fiscal year ended June 30, 1999 was $915,000.


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                   Number of         % of total
                                   Securities       Options/SARs
                                   Underlying        Granted to     Exercise or Base                  Grant Date
                                  Options/SARs      Employees in        Price            Expiration     Present
         Name                      Granted (#)       Fiscal year        $/Sh)               Date       Value (3)
---------------------------       ------------      -------------   ----------------     ----------   ----------
Edward J. Munden                   100,000(1)           17.5%             $7.375          08/13/07     $623,000

Robert P. Lindsay                  100,000(1)           17.5%             $7.375          08/13/07     $623,000

Bruce I. Benn                      100,000(1)           17.5%             $7.375          08/13/07     $623,000

Ronald I. Benn                     100,000(1)           17.5%             $7.375          08/13/07     $623,000

V. Ed Butler                        30,000(2)            4.9%             $7.375          08/13/07     $186,900


(1) 45,000 are exercisable cumulatively at the rate of 50% on and after August 13, 1999 and 25% per year on each August 13 thereafter and continue to be exercisable until November 19, 2007 unless earlier terminated; 55,000 are exercisable cumulatively at the rate of 25% per year on and after August 13, 1999, and each August 13 thereafter, and continue to be exercisable until November 19, 2008 unless earlier terminated.

(2) 14,500 are exercisable cumulatively at the rate of 50% on and after August 13, 1999 and 25% per year on each August 13 thereafter and continue to be exercisable until November 19, 2007 unless earlier terminated; 15,500 are exercisable cumulatively at the rate of 25% per year on and after August 13, 1999, and each August 13 thereafter, and continue to be exercisable until November 19, 2008 unless earlier terminated.

(3) This amount was calculated using the Black-Scholes option pricing model, a complex mathematical formula that uses a number of factors to estimate the present value of stock options. The assumptions used in the valuation of the options were: an exercise price of $7.375, stock price volatility factor: 0.792 %, expected life: 10 years, interest rate: 6.0% and a dividend yield of 0.0%. The Black-Scholes model generates an estimate of the value of the right to purchase a share of stock at a fixed price over a fixed period. The actual value, if any, an executive realizes will depend on whether the stock price at exercise is greater than the grant price as well as the executive's continued employment through the vesting period and the option term.

         The following table provides information on the value of each named officer's unexercised options to acquire Common Stock at June 30, 1999. No named officers held options to acquire Common Stock that were in-the-money at June 30, 1999.

        AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

    Name             Shares Acquired On    Value Realized ($)    Number of Securities   Value of Unexercised
                         Exercise (#)                                Underlying            In-the-Money
                                                                 Unexercised Options/      Options/SARs at
                                                                  SARs at FY-End (#)         FY-End ($)
                                                                     Exercisable/           Exercisable/
                                                                    Unexercisable        Unexercisable (1)
                     ------------------    ------------------    --------------------   --------------------
Edward J. Munden            --                    --                31,750/105,250            $0/$0
Robert P. Lindsay           --                    --                31,750/105,250            $0/$0
Bruce I. Benn               --                    --                31,750/105,250            $0/$0
Ronald I. Benn              --                    --                31,750/105,250            $0/$0
V. Ed Butler                --                    --                12,750/39,250             $0/$0


EXECUTIVE EMPLOYMENT AGREEMENTS

         In December 1977, the Company entered into employment agreements with each of Edward J. Munden, Bruce I. Benn, Ronald I. Benn and Robert P. Lindsay. The terms of each of the employment agreements are substantially similar. Each of the officers receives a base salary of $160,000 per annum. Incentive bonuses are paid depending upon the Company's performance. For fiscal 1999, the Company paid each of the officers a $40,000 bonus. Each of the agreements terminates on June 30, 2002 but is automatically renewable for 2 years on June 30 unless terminated earlier.

         Each of the employment agreements includes a severance provision which is triggered by the Company's termination of the agreement without cause, as defined in the agreement, or the officer's termination with good reason, as defined in the agreement. Under the severance provisions, the Company must pay the officer one year's base salary and bonus, prorated to the termination date, and issue a number of stock options based on the number of options granted in the previous year, prorated to the termination date. In addition, if the termination follows a change of control, then the Company must pay the officer, in lieu of exercising his options, cash in an amount equal to the spread between the exercise price of his options and the highest price paid for the common stock in the change of control transaction.

         "Change of control" is defined in the agreements to include a merger or sale of the Company in which the Company is not the surviving entity, the sale of all or substantially all of the Company's assets, the approval by the Company's stockholders of a plan of liquidation, bankruptcy of the Company, specified changes in the composition of the board of directors, and the acquisition of beneficial ownership of an aggregate of 15% of the voting power of the Company's outstanding voting securities by any person or group who beneficially owned less than 10% of the voting power of the Company's outstanding voting securities on the date of the agreement, the acquisition of beneficial ownership of an additional 5% of the voting power of the Company's outstanding voting securities by any person or group who beneficially owned at least 10% of the voting power of the Company's outstanding voting securities on the date of the agreement, or the execution by the Company and a stockholder of a contract that by its terms grants such stockholder or such stockholder's affiliate, the right to veto or block decisions or actions of the Board of Directors.

         Each of the agreements includes a noncompetition covenant pursuant to which throughout the term of the agreement and, unless the agreement terminates at the expiration of the term, or the Company terminates the agreement without cause or the officer terminates the agreement with good reason or the agreement is terminated after a change of control, through the first anniversary of the expiration of the agreement, the officer may not engage in the business of acquiring oil and natural gas reserves and oil and natural gas production and exploitation. The geographic area covered by the noncompetition covenant includes any state in which the Company has offices, operations, customers or otherwise conducts business. In addition, if the Company terminates the agreement for cause or the officer terminates without good reason, then the officer is subject to the noncompetition provisions only if the Company pays the officer in a lump sum an amount equal to the annual base salary in effect at the date of termination.

control, non-competition and confidentiality provisions. The Bruce Benn Agreement terminates on June 30, 2002.

         Ronald I. Benn. In December 1997, the Company entered into an employment agreement with Mr. Benn (the "Ronald Benn Agreement"), pursuant to which the Company employed him as Chief Financial Officer. Under the Ronald Benn Agreement, for the fiscal year ending June 30, 2000, Mr. Benn will receive a base salary of $160,000 per annum. He also received a bonus of $40,000 for the fiscal year ended June 30, 1999, which was based on the Company' performance. The Ronald Benn Agreement includes customary severance, change of control, non-competition and confidentiality provisions. The Ronald Benn Agreement terminates on June 30, 2002.

         Robert P. Lindsay. In December 1997, the Company entered into an employment agreement with Mr. Lindsay (the "Lindsay Agreement"), pursuant to which the Company employed him as Chief Operating Officer. Under the Lindsay Agreement, for the fiscal year ending June 30, 2000, Mr. Lindsay will receive a base salary of $160,000 per annum. He also received a bonus of $40,000 for the fiscal year ended June 30, 1999, which was based on the Company's performance. The Lindsay Agreement includes customary severance, change of control, non-competition and confidentiality provisions. The Lindsay Agreement terminates on June 30, 2002.


COMPENSATION COMMITTEE REPORT

         The compensation committee of our board of directors is responsible for overseeing the compensation of our executive officers.

         Compensation policies. In August, 1997 we retained the consulting firm of Arthur Anderson to prepare a comprehensive report to identify an appropriate peer group and the key-employee compensation packages paid by members of that group. Our executive officer compensation package is based on this report and consists of three components: base salary, annual incentive bonuses and stock option grants. We are committed to pay base salaries that are near the 75th percentile among the companies in our peer group to attract and retain skilled and talented management. We pay annual incentive bonuses as a percent of salary based upon the performance of the Company. We award stock option grants to our executive officers to provide management with incentives to create value for our company. We encourage stock ownership to ensure that top management's interests are closely aligned with the interests of exiting stockholders.

         Relationship of compensation to performance. Our company focuses on a growth strategy of developing, exploiting and acquiring oil and natural gas reserves. Our executive pay strategy is designed to support this business strategy through competitive base salaries, annual incentive bonuses and stock option grants.

         We determine the level of base salaries based upon the 75th percentile of salaries of executive officers at our peer group companies. Our compensation committee reviews industry standards and increases in costs of living to arrive at this level.

         Annual incentive bonuses are awarded based primarily on operating cash flow, reserve replacement and increases in reserve value. Performance measures and goals are reevaluated annually, and in making an award, the committee may reflect other relevant performance results as identified in the next paragraph. As a general guideline, we target cash bonuses at 50% of base pay. Since fiscal 1997, actual bonuses have varied between 25% and 77% of base pay depending on performances and cash availability. Cash bonuses in respect of fiscal 1999 were set at less than 50% of base pay due to cash constraints.

         Due to the effects of uncontrollable factors in the oil and gas industry, such as oil and gas prices, an evaluation of our performance based on only one or two measures may not provide a complete picture of overall performance. In addition the Company's history has been characterized by rapid growth and consequent changes in the location, quantity and certain qualitative aspects of our reserve profile. As a consequence, our committee annually looks at other important indicators of performance, such as reserve growth, lease operating expenses, finding costs, administrative expenses and returns to stockholders. Based on the results of these assessments and an evaluation by our committee of individual executive performance, our committee may adjust awards to reflect individual performance.

         Long-term incentives are an essential component of our pay package because they hold our executive officers accountable for attaining our business strategy. At this time, stock options are our primary long-term incentive reward vehicles. The stock options are granted annually with the option price equal to the fair market value of our stock on the date of the grant and with incremental vesting restrictions. Through the end of June 30, 1999, a total of 558,000 options have been granted at exercise prices ranging from $5.35 to $7.38.

         1999 Compensation for our chief executive officer. In determining the compensation of Edward J. Munden, the Chairman and Chief Executive Officer, the compensation committee considered our company's operating and financial results for fiscal year 1998, evaluated Mr. Munden's individual performance and substantial contribution to those results and considered the compensation range for other chief executive officers in our peer group. Based on that review and assessment, for the fiscal year ended June 30, 1999, our company paid Mr. Munden a base salary of $160,000 and an annual incentive bonus of $40,000.

Compensation committee

Ted Collins, Jr.
Eli Rebich


                    BOARD OF DIRECTORS INTERLOCKS AND INSIDER
                     PARTICIPATION IN COMPENSATION DECISIONS

         None of the members of the compensation committee of the board of directors is an officer or employee of our company. No executive officer of our company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our company's compensation committee.

COMPENSATION OF DIRECTORS

         The Board of Directors has adopted a policy whereby each non-employee Director is paid an annual retainer fee of $12,000 plus meeting fees of $750 for each Board of Directors and committee meeting (other than telephonic meetings) attended by that Director. The Company also reimburses its Directors for travel, lodging and related expenses they may incur attending Board of Directors and committee meetings. At the 1998 annual meeting, the Stockholders approved of the adoption of the Directors's Nonqualified Stock Option Plan for its non-employee Directors. During the course of the fiscal year ending June 30, 1999, the Company granted 5,000 options to each of Ted Collins Jr. and Eli Rebich under the Nonqualified Stock Option Plan. The exercise price of these options was $5.25 per share and they vest as follows: (i) 50% on the first anniversary date of the grant and 25% on each of the second and third anniversary dates of the grant. These options expire on December 20, 2007.


STOCKHOLDER RETURN COMPARISON

         Set forth below is a line graph comparing the total return on the Common Stock with the cumulative total return of the Russell 2000 index and the 3 digit MG Industry Group Index for Independent Oil and Gas Companies, resulting from an initial assumed investment of $100 in each and assuming the reinvestment of any dividends, for the period beginning on May 22, 1997, the date that the Company's Common Stock began trading on the Nasdaq SmallCap Market, and ending on June 30, 1999. The stock performance graph is not necessarily indicative of future price performance.

          COMPANY/INDEX           5/22/97     6/30/97    6/30/98    6/30/99

     Queen Sand Resources, Inc     100.00      105.60     188.60      26.40
     MG 121 Index                  100.00       99.54      86.06      87.52
     Russell 2000 Index            100.00      104.29     121.48     122.14



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                             OWNERSHIP OF SECURITIES

         The following table sets forth information with respect to the number of shares of Common Stock and Voting Stock beneficially owned as of August 20, 1999, by (1) all holders of shares of Common Stock and Voting Stock known by the Company to own beneficially more than 5% of the outstanding shares of any class of the Voting Stock, (2) the executive officers of the Company named in the table under "Executive Compensation C Compensation of Executive Officers" (3) each director of the Company and (4) all directors and executive officers of the Company as a group.

                                                                            APPROXIMATE            APPROXIMATE
NAME AND ADDRESS                              AMOUNT AND NATURE OF         PERCENTAGE OF          PERCENTAGE OF
OF BENEFICIAL OWNER                           BENEFICIAL OWNERSHIP          COMMON STOCK          VOTING STOCK
-------------------                           --------------------         -------------          -------------

Officers and Directors:

Edward J. Munden(1)                             6,650,250(2),(3)               19.53%                15.23%
30 Metcalfe Street, Suite 620
Ottawa, Canada
K1P 5L4

Bruce I. Benn(1)                                6,650,250(2),(3)               19.53%                15.23%
30 Metcalfe Street, Suite 620
Ottawa, Canada
K1P 5L4

Robert P. Lindsay(1)                            6,634,536(2),(3),(4)           19.56%                15.26%
3500 Oak Lawn Drive
Suite 380, L.B. #31
Dallas, Texas   75219

Ronald I. Benn(1)                               6,650,250(2),(3)               19.53%                15.23%
30 Metcalfe Street, Suite 620
Ottawa, Canada
K1P 5L4

Eli Rebich(1)                                     475,000(2)                     1.4%                 1.09%
318 West Rusk
Tyler, Texas 75701

Ted Collins, Jr.(1),(5)                         1,005,000(2)                    2.95%                  2.3%
303 West Wall, Suite 1200
Midland, Texas 79701-5076

All executive officers and directors
as a group (7 persons)                          8,295,296(2),(3)               24.23%                18.93%

Five Percent Stockholders

Joint Energy Development Investments
Limited Partnership                            13,265,223(6)                   29.72%                29.72%
("JEDI")
1400 Smith St.
Houston, Texas  77002-7361


EIBOC Investments Ltd.                          6,600,000(3)                   19.41%                15.14%
Charlton House
White Park Road
Bridgetown, Barbados  W.I.

-----------------

(1)  Executive Officer and/or Director.

(2)  Includes options exercisable within 60 days.

(3) Edward J. Munden, Ronald I. Benn and Bruce I. Benn have a beneficial interest in the shares of Common Stock owned by EIBOC Investments Ltd. ("EIBOC"). In addition, EIBOC has granted an irrevocable proxy to Messrs. Munden, Benn, Benn and Lindsay to vote 6,600,000 shares owned of record by EIBOC. Accordingly, the 6,600,000 shares owned of record by EIBOC have been included as beneficially owned by each of the foregoing individuals, and by all executive officers and Directors as a group.

(4) Mr. Lindsay acquired 14,286 shares of Common Stock in the name of his children and disclaims any beneficial interest in these shares.

(5) These shares are owned of record by Collins and Ware, Inc. Mr. Collins is the President and a controlling shareholder of Collins and Ware, Inc. but disclaims beneficial ownership of such shares.

(6) Based on information provided by JEDI on October 27, 1999. Includes 9,600,000 shares of Common Stock issuable upon conversion of the 9,600,000 shares of Series A Preferred Stock, 2,634,952 shares of Common Stock and 764,892 shares of Common Stock issuable upon exercise of certain warrants and 261,021 upon the exercise of certain maintenance rights. JEDI is a limited partnership, the general partner of which is Enron Capital Management Limited Partnership, which is an indirect wholly-owned subsidiary of Enron Corp. Upon the occurrence of certain Events of Default (as defined in the Company's Restated Certificate of Incorporation), JEDI, the holder of the Series A Preferred Stock, has the right to require the Company to repurchase the Series A Preferred Stock.

         Upon the occurrence of certain Events of Default (as defined in the Company's Restated Certificate of Incorporation, the holder of the Series A Preferred Stock has (i) the right to require the Company to repurchase the Series A Preferred Stock and (ii) the right, acting separately as a class, to elect a number of persons to the Board of Directors of the Company that, along with any members of the Board of Directors who are serving at the time of such action, will constitute a majority of the Board of Directors. See "Certain Relationships and Related Transactions-JEDI Transaction- Description of Series A Preferred Stock-Events of Default."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

JEDI TRANSACTION

GENERAL

         On May 6, 1997, JEDI became a significant stockholder by purchasing 9,600,000 shares of our Series A preferred stock and warrants (all of which have terminated or been exercised) to purchase our common stock in exchange for the payment to us of $5,000,000 cash and the execution and delivery by JEDI of an earn up agreement (which has since been terminated).

         Description of the purchase agreement. The following summary of the material provisions of the JEDI purchase agreement is not intended to be complete. You should read all of the provisions of the agreement, a copy of which is filed as an exhibit to our Current Report on Form 8-K dated March 27, 1997.

         Representations and warranties. Under the JEDI purchase agreement, we made customary representations and warranties to JEDI regarding our business, and JEDI made customary representations and warranties to us.

         Covenants. We agreed to: maintain our corporate existence, comply with applicable laws, maintain our properties, not materially change our accounting methods, allow JEDI the right to have notice of, and attendees at, our the board of directors meetings, deliver to JEDI reports furnished to our board of directors, deliver an officers certificate to JEDI annually regarding compliance with the covenants, provide JEDI with our financial statements and reserve reports, use reasonable commercial efforts to cause our common stock, to be listed on The NASDAQ National Market no later than March 15, 2003,approve customary stock option and other benefit plans, and not to amend the securities purchase agreement dated as of March 27, 1997 between us and Forseti Investments Ltd. or related documents without the prior written consent of JEDI.

         In addition, we agreed not to sell assets outside the ordinary course of business unless the consideration is at least 85% cash and equal to or greater than the fair market value of the assets sold. Under the covenant, the following types of consideration are considered cash: the amount of liabilities assumed by the buyer, the amount of any notes or other obligations received by us from the buyer that are converted into cash within 90 days of the closing of the sale, and the fair market value of certain oil and gas properties and permitted business investments received by us from the transferee.

         Further, if we sell assets outside the ordinary course of our business, then we must repay indebtedness, if required by our lenders under our loan documents, and if not so required, then within 60 days after the receipt of proceeds from the sale, we may use the proceeds to pay indebtedness, acquire a controlling interest in another oil and gas business or permitted business investment, make certain capital expenditures, purchase assets useful to the oil and gas business or retain cash for working capital.

         We also agreed not to directly or indirectly enter into any transaction or series of related transactions involving aggregate consideration equal to or greater than $60,000 with any of our affiliates unless the terms of the transaction are no less favorable to us than those that could have been obtained in a transaction with an unaffiliated party or an arms-length basis and the transaction is approved by a majority of our disinterested directors. This covenant does not apply to customary compensation to officers, directors, and employees in the ordinary course of business, inter-company transactions, dividend payments, or the transactions contemplated by the ECT letter agreement described below.

         We also agreed to comply with substantially all of the provisions of Rule 4460 of the National Association of Securities Dealers, Inc.'s Bylaws. Pursuant to this covenant, we must distribute to our stockholders annual reports containing audited financial statements and quarterly reports containing statements of operating results, maintain a minimum of two independent directors on our board of directors, maintain an audit committee, a majority of the members of which are independent directors, hold an annual meeting of stockholders, solicit proxies and provide proxy statements for all meetings of stockholders, conduct an appropriate review of related party transactions on an ongoing basis, require stockholder approval prior to the adoption of some stock option plans and prior to the issuance of securities that will result in a change of control or some other issuances in connection with the acquisition of the stock or assets of another company or in connection with a transaction other than a public offering involving a significant amount of our securities and not take any action that will have the effect of nullifying, restricting or disparately reducing the voting rights of the holders of our common stock.

         Maintenance Rights. Pursuant to the JEDI purchase agreement, we granted JEDI the right to purchase its proportionate share of our capital stock at the same price and on the same terms as the capital stock to be sold by us. JEDI does not have maintenance rights with respect to capital stock issued by us: pursuant to certain employee and director stock plans, in connection with a stock split or dividend on our common stock to all holders of common stock, or pursuant to an offering pursuant to a registration statement filed with, and declared effective by, the SEC. Subject to certain exceptions, JEDI does not have maintenance rights with respect to the issuance of any rights, warrants or options to purchase shares of our capital stock or other securities convertible into or exercisable or exchangeable for shares of our capital stock, but JEDI does have maintenance rights if and when capital stock is issued upon the conversion, exercise or exchange of these types of securities.

         In addition, from March 27, 1997 through December 31, 1998, we agreed to grant JEDI a warrant for the purchase of capital stock that JEDI was entitled, but did not elect, to purchase. The exercise price of the maintenance warrant was the value of the capital stock as of the date of the issuance of the warrant. These warrants are exercisable for a period of one year. As of October 25, 1999, JEDI held outstanding warrants issued pursuant to its maintenance rights for the purchase of an aggregate of 764,892 shares of our common stock.

         After December 31, 1998, JEDI has 30 days within which to exercise its maintenance rights in respect of stock issuances by the Company after that date. JEDI is not entitled to any warrants in respect of maintenance rights it does not elect to exercise in this period. As of October 25, 1999, JEDI held 337,504 unexercised maintenance rights in respect of shares issued by the Company during the preceding 30 days.

         JEDI's maintenance rights will terminate upon the earlier to occur of: the date on which JEDI and its affiliates beneficially own less than 10% of our voting capital stock, the date on which we complete an underwritten public offering of common stock that generates net proceeds to us of at least $25,000,000, and the date on which all shares of Series A preferred stock have been converted to common stock or otherwise are no longer outstanding.

         Indemnification. The JEDI purchase agreement provides that we will indemnify, defend and hold harmless JEDI to the fullest extent lawful from and against all losses, expenses, damages, deficiencies, liabilities, payments, penalties, litigation, demands, defenses, judgments, proceedings, costs, obligations, settlement costs, and attorneys', accountants' and other professional advisors' fees (including costs of investigation or preparation) arising out of or resulting from the breach of any representation, warranty, convent or agreement of us contained in the JEDI purchase agreement.

         The JEDI purchase agreement provides that JEDI will indemnify, defend and hold us harmless to the fullest extent lawful from and against all similar losses arising out of or resulting from the breach of any representation, warranty, covenant, obligation or agreement of JEDI contained in the JEDI purchase agreement.

         Dispute resolution. The JEDI purchase agreement provides that all disputes shall be submitted to non-binding mediation upon our request or JEDI's request. If the non-binding mediation does not resolve the disputes in question within 30 days after appointment of a mediator, the dispute will be resolved by arbitration governed by the Commercial Arbitration Rules of the American Arbitration Association.

         Description of the stockholders agreement. Pursuant to the JEDI purchase agreement, on May 6, 1997, EIBOC Investments, Ltd., Bruce I. Benn, Ronald I. Benn, Edward J. Munden, Robert P. Lindsay and JEDI entered into a stockholders agreement. Bruce I. Benn and Edward J. Munden are directors and officers of our company and have a material beneficial interest in the shares of EIBOC. Robert P. Lindsay is a director and officer of our company. Ronald I. Benn is an officer of our company and has a material beneficial interest in the shares of EIBOC. Pursuant to the stockholders agreement, each of EIBOC, Bruce I. Benn, Ronald I. Benn, Edward J. Munden and Robert P. Lindsay agreed to restrictions on the transfer of shares of our capital stock.

         Pursuant to the stockholders agreement, each of EIBOC and Bruce I. Benn, Ronald I. Benn, Edward J. Munden and Robert P. Lindsay (collectively, the "management stockholders") agreed not to transfer, nor to authorize transfer of, any of the 6,600,000 shares of common stock in which they have or may acquire a beneficial interest except by will or the laws of descent and distribution, by operation of law or judicial decree or as permitted by the stockholders agreement.

         The stockholders agreement permits EIBOC and the management stockholders to make the following transfers of shares of common stock: EIBOC and the management stockholders in the aggregate may transfer shares of common stock if the number of shares of common stock to be transferred, together with all shares of common stock transferred by them during the preceding 12 months, does not exceed the lesser of (a) 4% of the outstanding shares of common stock,
(b) four times the average weekly reported volume of trading, excluding any trades made by them on all national securities exchanges and/or reported through the automated quotation system of a registered securities association during the four calendar weeks preceding the date of transfer or (c) four times the average weekly volume of trading, excluding any trades made by them in common stock reported through the consolidated transaction reporting system, contemplated by Rule 11Aa3-1 under the 1934 Act during the four week period specified in clause
(b)EIBOC and the management stockholders may transfer shares of common stock in a registered underwritten public offering of common stock; provided, that neither EIBOC nor any management stockholder may transfer shares of common stock if after the transfer they own less than 4,950,000 shares of common stock, subject to adjustments for stock splits, combinations, and stock dividends; and EIBOC and the management stockholders may transfer common stock to family members and related entities and to transfer common stock upon their death or disability.

         Pursuant to the stockholders agreement, JEDI agreed that until the second anniversary of the date of the stockholders agreement, and except pursuant to its registration rights under the registration rights agreement, JEDI will not transfer any shares of common stock or securities convertible into or exercisable or exchangeable for shares of common stock (a "common stock equivalent") to any person that is not an affiliate of JEDI except in blocks of at least 600,000 shares or blocks of common stock equivalents that are convertible into or exchangeable or exercisable for at least 600,000 shares.

         Pursuant to the stockholders agreement, JEDI agreed that until the second anniversary of the date of the stockholders agreement and except pursuant to its registration rights under the registration rights agreement, JEDI will not transfer any shares of common stock or common stock equivalents to a person that is not an affiliate of JEDI without first giving our company and the management stockholders a right of first refusal to purchase the shares of common stock or common stock equivalents at the proposed sale price. Pursuant to the right of first refusal, we will have the first right, which must be exercised within 30 days after receipt of notice of the proposed transfer, to purchase the shares of common stock or common stock equivalents to be transferred. If we do not elect to acquire the shares of common stock or common stock equivalents to be transferred, the management stockholders (if the management stockholders own in the aggregate more than 10% of the voting capital stock) will have the right to purchase the securities if the management stockholders notify JEDI of such election within 30 days after our receipt of notice of the proposed transfer.

         Pursuant to the stockholders agreement, EIBOC agreed not to issue any capital stock, permit its capital stock to be transferred or enter into any agreement relating to the issuance of its capital stock or engage in any business or activity other than the ownership of 6,600,000 shares of common stock.

         Pursuant to the stockholders agreement, the 6,600,000 shares of common stock owned by EIBOC and all of the outstanding shares of capital stock of EIBOC
(1) were deposited in escrow pursuant to escrow agreements mutually acceptable to EIBOC, the management stockholders and JEDI, and (2) will be held in escrow until the earlier of the transfer of the 6,600,000 shares of common stock owned by EIBOC in accordance with the stockholders agreement to a person other than a management stockholder or related party and the termination of the stockholders agreement.

         Pursuant to the stockholders agreement, EIBOC granted to the management stockholders an irrevocable proxy to vote the 6,600,000 shares of common stock owned by EIBOC.

         The stockholders agreement will terminate on the earlier of May 6, 2002 or the date on which JEDI and its affiliates beneficially own in the aggregate less than 10% of our voting capital stock.

         Description of the registration rights agreement. The common stock issuable upon conversion of the Series A preferred stock will not be, and the common stock issued upon exercise of the warrants was not, registered with the SEC and therefore, will be, when issued, restricted securities. Pursuant to the JEDI purchase agreement, on May 6, 1997, we entered into a registration rights agreement with JEDI pursuant to which JEDI will be entitled to certain rights with respect to the registration under the Securities Act of 1933 of shares of common stock issuable upon conversion of Series A preferred stock or upon exercise of the warrants or the maintenance warrants (the "Registrable Securities").

         The registration rights agreement provides for demand and piggyback registration rights. A holder of Registrable Securities or holders who hold at least a majority of the Registrable Securities may demand registration up to 3 times; provided that the proposed aggregate offering proceeds from the sale of the holder or holder's portion of Registrable Securities is at least $1,000,000. Generally, we must pay the expenses of the demand registration statements, while the selling holders must pay selling expenses such as underwriting fees and discounts. The registration rights agreement also provides for unlimited priority piggyback registration rights. That is, if we propose to register the sale for cash of any of our securities under the Securities Act for our own account, or for the account of any other person, the holders will be entitled to include Registrable Securities in that registration, subject to the limited right of the managing underwriter of the offering to exclude some or all of such Registrable Securities from the registration. We generally must pay the expenses of any piggyback registration statement, while the selling holders generally must pay the selling expenses such as underwriting fees and discounts. The registration rights agreement also includes customary indemnification and contribution provisions, and with regard to demand registration rights, a provision allowing us to postpone filing or the declaration of effectiveness of an applicable registration statement for up to an aggregate of 90 days if at the relevant time we are engaged in a firm commitment underwritten public offering in which Registrable Securities may be included or for up to an aggregate of 60 days if there exists information the disclosure of which would be materially harmful to us. We will not be obligated to register the Registrable Securities upon disposition pursuant to Rule 144 under the Securities Act, the eligibility of disposal under Rule 144(k) under the Securities Act or a registration statement covering the Registrable Security has been declared effective by the SEC and such Registrable Security has been issued, sold or disposed of pursuant to such effective registration statement. JEDI may transfer its registration rights (including demand registration rights that JEDI has not exercised) to a third party but may not transfer more than one demand registration right.

         Description of the ECT letter agreement. Pursuant to the JEDI purchase agreement, on May 6, 1997, we entered into a letter agreement with ECT Securities Corp., a Delaware corporation and an affiliate of the general partner of JEDI. Pursuant to the letter agreement, we retained ECT Securities Corp. to act as our advisor and provide consultation, assistance and advice to us with respect our operations and properties. In consideration for these services, we paid ECT Securities Corp. $100,000 at the closing of the transactions under the JEDI purchase agreement and we pay an annual fee, payable quarterly in arrears, of $100,000 during the term of the letter agreement. The term of the letter agreement is five years, subject to earlier termination if JEDI's ownership of our voting capital stock decreases to less than 10% of our voting capital stock. ECT Securities Corp. may terminate the letter agreement effective as of the end of any calendar quarter upon written notice not less than 30 days before the date on which the termination is to be effective. The letter agreement includes customary provisions for indemnification of ECT Securities Corp.


BANK OF MONTREAL CREDIT AGREEMENT

     Each of JEDI and Enron Capital & Trade Resources Corp. ("ECT"), an affiliate of JEDI, is a lender under our amended and restated Credit Agreement dated as of April 17, 1998 (the "Credit Agreement"). Societe Generale, Southwest Agency and The Bank of Montreal are the two other lenders under the Credit Agreement. The Bank of Montreal also acts as agent for the lender parties. As of October 25, 1999, the Company signed a credit agreement with Ableco Finance LLC and Foothill Capital Corporation (the "Ableco Credit Agreement") that, when funded, of which there can be no assurance, will replace the current Credit Agreement. Neither of the lenders to the October 1999 credit agreement are affiliates of the Company.

     The Credit Agreement provides for borrowings up to $125.0 million (subject to borrowing base limitations) from the lenders to, among other things, fund development and exploitation expenditures, acquisitions and general working capital. The proceeds under the Credit Agreement were used to fund the property acquisitions in part. As of September 10, 1999, we were able to borrow up to $8.0 million under the Credit Agreement, all of which was outstanding as of September 10, 1999. The loan under the Credit Agreement matures on October 1, 2000. In the event of a default on the indebtedness under the Credit Agreement, not subsequently waived by the lenders, it is unlikely that we would be able to continue our business.

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

o not to maintain a consolidated tangible net worth of less than $18.5 million plus the amount equal to 75% of the net proceeds of any equity offering;

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

     On June 30, 1999 we were not in compliance with the minimum tangible net worth covenant in the Credit Agreement. On October 12, 1999 the lenders waived this covenant violation and the Credit Agreement was amended to reduce the Minimum Tangible Net Worth covenant to $33 million. We are in the process of arranging additional capital to achieve a long-term resolution of our defaults under the Credit Agreement. If we are not successful, our lenders may declare all amounts borrowed under the Credit Agreement, together with accrued interest, to be due and payable. If we do not repay the indebtedness promptly, our lenders could then foreclose against any collateral securing


ECT CREDIT AGREEMENT

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

     There were no amounts outstanding under the ECT Credit Agreement as of June 30, 1999 and there have been no advances since then. Upon funding of the Ableco Credit Agreement, of which there can be no assurances the ECT Credit Agreement will be terminated.

     This facility was designed to provide bridge financing for development projects and acquisitions to be completed on relatively short notice or until the affected assets are eligible to be included in the borrowing base for the Credit Agreement or financed with longer-term indebtedness or equity capital; provided, that the availability for acquisitions under the facility is limited to the lesser of $5.0 million or 50% of the borrowing base as in effect from time to time. There is no indebtedness outstanding under this facility as of the date of this Form 10-K. Borrowings in excess of certain amounts under the ECT Revolving Credit Agreement will reduce the available borrowing base under the Credit Agreement. The loan is secured by a second priority lien and security interest (behind the first lien position of the Credit Agreement) in approximately 95% of our oil and natural gas properties.

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

HEDGING ACTIVITIES

         On April 25, 1998 we entered into a series of natural gas futures contract with the Bank of Montreal and an affiliate of Enron. These contracts are part of our five year commodity price risk management (hedging) strategy that is designed to provide protection from low commodity prices while providing some opportunity to enjoy the benefits of higher commodity prices. This strategy is designed to provide a degree of protection of negative shifts in natural gas prices (Henry Hub Nymex Index) on approximately 80% of our expected natural gas production from reserves currently classified as proved developed producing during the fiscal year ending June 30, 2000. At the same time, we are able to participate completely in upward movements in the Henry Hub Nymex Index to the extent of approximately 30% of our expected natural gas production for the fiscal year ending June 30, 2000, and up to $2.70 per MMBtu on approximately 73% of our expected natural gas production for the fiscal year ended June 30, 2000.

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

The following table summarizes the results of our hedging activity for the last three fiscal years.

                                                                                        JUNE 30
                                                                 -----------------------------------------------------
                                                                      1999                1998               1997
                                                                     ------              ------             ------
GAS (PER MCF):
   Price received at wellhead                                        $2.00               $2.24              $2.31
   Effect of hedge contracts                                          0.13                0.03                 --
   Effective price received, including hedge contracts                2.13                2.27               2.31

   Average NYMEX Henry Hub                                            2.01                2.46               2.52
   Average basis differential including hedge contracts               0.12               (0.19)             (0.21)
   Average basis differential excluding hedge contracts              (0.01)              (0.22)             (0.21)

OIL (PER BARREL):
   Average price received at wellhead per barrel                     12.37               15.07              20.73
   Average effect of hedge contract                                   0.00                0.45                 --

   Average price received, including hedge contracts                 12.37               15.52              20.73

   Average NYMEX Sweet Light Oil                                     14.45               17.62              22.40
   Average basis differential including hedge contracts              (2.08)              (2.10)             (1.67)
   Average basis differential excluding hedge contracts              (2.08)              (2.55)             (1.67)

     As part of our hedging strategy, we have placed approximately 25% of the expected natural gas production from our proved developed producing reserves over the five years ending in April 2003 into a swap at $2.40 per MMBtu. Approximately 10% of the expected natural gas production from our proved developed producing reserves is hedged in a five year contract with a floor of $1.90 per MMBtu. We also hedged approximately 40% of the expected natural gas production from our proved developed producing reserves with a series of non-participating collars with ceilings that escalate from $2.70 per MMBtu to $2.90 per MMBtu over the remainder of the five year period.

     The table below sets out volume of natural gas hedged with a floor price of $1.90 per MMBtu with Enron. The volumes presented in this table are divided equally over the months during the five year period:


                                                                  VOLUME
           PERIOD BEGINNING              PERIOD ENDING            (MMBTU)
           ----------------            -----------------         ---------
           May 1, 1998                 December 31, 1998           885,000
           January 1, 1999             December 31, 1999         1,080,000
           January 1, 2000             December 31, 2000           880,000
           January 1, 2001             December 31, 2001           740,000
           January 1, 2002             December 31, 2002           640,000
           January 1, 2003             December 31, 2003           560,000

     The table below sets out volume of natural gas hedged with a swap at $2.40 per MMBtu with Enron. The volumes presented in this table are divided equally over the months during the period:

                                                                  VOLUME
           PERIOD BEGINNING              PERIOD ENDING            (MMBTU)
           ----------------            -----------------         ---------
           May 1, 1998                 December 31, 1998         2,210,000
           January 1, 1999             December 31, 1999         2,710,000
           January 1, 2000             December 31, 2000         2,200,000
           January 1, 2001             December 31, 2001         1,850,000
           January 1, 2002             December 31, 2002         1,600,000
           January 1, 2003             December 31, 2003         1,400,000

     Effective May 1, 1998 through December 31, 2003 we have a contract involving the hedging of a portion of our future natural gas production involving floor and ceiling prices as set out in the table below. The volumes presented in this table are divided equally over the months during the period.

                                                       VOLUME
         PERIOD BEGINNING      PERIOD ENDING           (MMBTU)      FLOOR PRICE   CEILING PRICE
         ----------------      -------------           -------      -----------   -------------
         May 1, 1998           December 31, 1998       3,540,000       $2.00           $2.70
         January 1, 1999       December 31, 1999       4,330,000        2.00            2.70
         January 1, 2000       December 31, 2000       3,520,000        2.00            2.70
         January 1, 2001       April 30, 2001            900,000        2.00            2.70
         May 1, 2001           December 31, 2001       1,980,000        2.00            2.80
         January 1, 2002       April 30, 2002            850,000        2.00            2.80
         May 1, 2002           December 31, 2002       1,700,000        2.00            2.90
         January 1, 2003       December 31, 2003       2,250,000        2.00            2.90


PURCHASE AND SALE AGREEMENTS

         On August 1, 1997, we purchased certain operated oil and natural gas properties from Collins and Ware, Inc. for cash consideration (net of production subsequent to the February 1, 1997 effective date) of approximately $6.0 million and 1,000,000 shares of our common stock. Ted Collins, Jr., one of our directors, is the controlling shareholder of Collins and Ware, Inc. This transaction was negotiated and closed prior to Mr. Collins becoming one of our directors. The consummation of the acquisition was not conditioned upon Mr. Collins becoming one of our directors. In connection with this purchase, we entered into a registration rights agreement with Collins and Ware, Inc. granting piggyback registration rights with respect to the resale of the common stock issued to Collins and Ware, Inc. We registered this stock for resale pursuant to a registration statement filed with, and declared effective by, the SEC in June 9, 1999.

         On April 10, 1996, we purchased certain operated oil and natural gas properties for cash consideration of approximately $5 million and 470,000 shares of our common stock from Eli Rebich and Southern Exploration Company. Eli Rebich, one of our directors, is the controlling shareholder of Southern Exploration Company. This transaction was negotiated and closed prior to Mr. Rebich becoming one of our directors. The consummation of the acquisition was not a condition to Mr. Rebich becoming one of our directors. As part of the Purchase Agreement, we granted Mr. Rebich piggyback registration rights with respect to register the resale of the common stock issued to him.