Form 10-Q
period 1999-09-30
QUEEN SAND RESOURCES INC; QUEEN SAND OPERATING CO; QUEEN SAND RESOURCES INC /NV/; CORRIDA RESOURCES INC
filed 1999-11-12
CIK 943548, 1068118, 1068119, 1068120

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                    ---------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ___ TO ___
                           Commission File No. 0-21179
                           ---------------------------

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

                           13760 NOEL ROAD, SUITE 1030
                       L.B. #31, DALLAS, TEXAS 75240-7336
               (Address of principal executive offices)(Zip code)
               --------------------------------------------------
       (REGISTRANTS' TELEPHONE NUMBER, INCLUDING AREA CODE) (972) 233-9906

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1999:
34,089,901

                                   PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                        September 30,           June 30,
                                                                                            1999                  1999
                                                                                        -------------         -------------
                                Assets
Current assets:
  Cash                                                                                  $   3,577,000         $   9,367,000
  Other current assets                                                                      4,008,000             4,652,000
                                                                                        -------------         -------------
         Total current assets                                                               7,585,000            14,019,000

Net property and equipment                                                                 95,367,000            97,198,000
Other assets                                                                                8,208,000             7,993,000
                                                                                        -------------         -------------

                                                                                        $ 111,160,000         $ 119,210,000
                                                                                        =============         =============


                                Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and other                                                            $   5,283,000         $  11,100,000
  Current portion of long-term debt                                                           903,000                42,000
                                                                                        -------------         -------------
         Total current liabilities                                                          6,186,000            11,142,000

Long-term obligations, net of current portion                                             133,000,000           133,852,000

Commitments

Stockholders' deficit:
  Preferred stock, $.01 par value, authorized 50,000,000 shares:
    issued and outstanding 9,604,288 and 9,604,698 shares at                                   96,000                96,000
    September 30 and June 30, 1999, respectively Common stock, $.0015 par value, authorized 100,000,000 shares:
     issued and outstanding 34,729,283 and 33,442,210 shares at                                66,000                65,000
      September 30 and June 30, 1999, respectively
  Additional paid-in capital                                                               64,945,000            64,912,000
  Accumulated deficit                                                                     (85,882,000)          (83,606,000)
  Treasury stock                                                                           (7,251,000)           (7,251,000)
                                                                                        -------------         -------------

                           Total stockholders' deficit                                    (28,026,000)          (25,784,000)
                                                                                        -------------         -------------

                                                                                        $ 111,160,000         $ 119,210,000
                                                                                        =============         =============


See accompanying notes to unaudited interim period consolidated condensed financial statements.


                                                                           Pg. 2

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           Three months ended September 30,
                                                           ---------------------------------
                                                                1999                 1998
                                                           ------------         ------------
Oil and gas sales                                          $    360,000         $  1,354,000
Net profits and royalties interests                           5,162,000            5,925,000
Interest and other income                                        21,000               74,000
                                                           ------------         ------------
                                                              5,543,000            7,353,000
                                                           ------------         ------------
Expenses:
  Oil and gas production expenses                               158,000            1,165,000
  Depreciation, depletion and amortization                    2,270,000            3,036,000
  General and administrative                                    720,000              670,000
  Interest and financing expense                              4,637,000            4,586,000
                                                           ------------         ------------
                                                              7,785,000            9,457,000
                                                           ------------         ------------
Net loss from operations                                     (2,242,000)          (2,104,000)
Extraordinary loss                                                   --           (3,549,000)
                                                                                ------------

Net loss                                                   $ (2,242,000)        $ (5,653,000)
Net loss before extraordinary loss per common share        $      (0.07)        $      (0.07)
                                                           ============         ============

Net loss per common share                                  $      (0.07)        $      (0.19)
                                                           ============         ============

Weighted average common shares outstanding                   33,842,000           29,619,000
                                                           ============         ============


See accompanying notes to unaudited interim period consolidated condensed financial statements.


                                                                           Pg. 3

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           Three months ended September 30,
                                                                         -----------------------------------
                                                                              1999                  1998
                                                                         -------------         -------------
Cash flows from operating activities:
  Net loss                                                               $  (2,242,000)        $  (5,653,000)
  Depreciation, depletion and amortization                                   2,721,000             3,466,000
  Unrealized gains in foreign currencies                                       (45,000)              (56,000)
  Net change in operating assets and liabilities                            (5,174,000)             (561,000)
                                                                         -------------         -------------
              Net cash used in operating activities                         (4,740,000)           (2,804,000)
                                                                         -------------         -------------
Cash flows used in investing activities
   Additions to property and equipment                                        (412,000)           (3,131,000)
                                                                         -------------         -------------

Cash flows from financing activities:
  Debt issuance and other deferred costs                                      (638,000)           (4,278,000)
  Proceeds from long-term obligations                                               --           125,000,000
  Payments on long-term obligations                                                 --          (142,385,000)
  Payments on capital lease obligations                                             --               (18,000)
  Issuance of common stock                                                          --            30,210,000
                                                                         -------------         -------------
            Net cash provided from (used in) financing activities             (638,000)            8,529,000
                                                                         -------------         -------------

Net increase (decrease) in cash                                             (5,790,000)            2,594,000
Cash at beginning of period                                                  9,367,000             1,029,000
                                                                         -------------         -------------
Cash at end of period                                                    $   3,577,000         $   3,623,000
                                                                         =============         =============

See accompanying notes to unaudited period consolidated condensed financial statements.


                                                                           Pg. 4

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (unaudited)

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

       The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the operating results for the full fiscal year ending June 30, 2000. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's Annual Report filed on Form 10-K for the fiscal year ended June 30, 1999, as amended.

       Subsequent to March 31, 1999, the Company determined that the costs associated with the termination of a LIBOR interest rate swap agreement in the first quarter of fiscal year 1999 should have been expensed upon termination. Consequently, the interim financial information for the first quarter of 1999 has been restated from the information contained in the Company's Form 10-Q for the quarter ended September 30, 1998, as previously filed with the Securities and Exchange Commission, as if the costs of the LIBOR interest rate swap termination were expensed during the first quarter.

       In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Account Standards ("FAS") No. 130, "Reporting Comprehensive Income" ("FAS 130"), which established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three months ended September 30, 1999 and 1998, the Company's net income and comprehensive income were the same.

       In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt the provisions of FAS 133 at the beginning of the fiscal year beginning July 1, 2000. The Company has not yet determined what the effect of FAS 133 will be on the earnings and financial position of the Company.

(2)    Debt Issuance

       During October 1999, the Company entered into a credit agreement with new lenders which will allow the Company to borrow up to $25 million until March 31, 2000 and, if there has not been an event of default during that period, $30 million thereafter. The loan bears interest at prime plus 2%


                                                                           Pg. 5
       on loan balances under $25 million and prime plus 4.5% on the loan balance if the amount outstanding is $25 million or greater. The loan matures on October 22, 2001. Pursuant to the credit agreement, we are subject to certain affirmative and negative financial and operating covenants that are usual and customary for transactions of this nature including maintaining a minimum interest coverage ratio of 1.0x, based on the last 12 months operating results. On October 28, 1999 the Company borrowed $12.8 million under this credit facility, which was used as follows: (i) $8.0 million to repay the principal amounts owed to the former lenders; (ii) $0.3 million to pay accrued interest charges and outstanding fees to the former lenders; (iii) $3.3 million to unwind the ceiling component of a hedging contract with Bank of Montreal; and (iv) $1.2 million to fund the costs of the transaction.

       The Company's payment obligations under its 12.5% Senior Notes due 2008 are fully, unconditionally and jointly and severally guaranteed on a senior subordinated basis by all of the domestic subsidiaries and future Restricted Subsidiaries. Such guarantees are subordinated to the guarantees of Senior Debt issued by the Guarantors (as defined in the Indenture) under the Credit Agreement and to other guarantees of Senior Debt issued in the future. All of the Company's current subsidiaries are wholly owned. There are currently no contractual restrictions on distributions from the Guarantors to the Company.


(3)    Common Stock Issuance

       During the three months ended September 30, 1999 the Company issued 266,720 shares of its common stock pursuant to the repricing rights held by certain stockholders. In addition, certain holders of the Company's Series `C' preferred stock converted 410 shares of the Series `C' preferred stock into 940,394 shares of the Company's common stock. A further 79,959 shares of the Company's common stock was issued as a stock dividend in conjunction with this conversion.

(4)    Hedging Activities

       During the three months ended September 30, 1999 the Company paid $358,000 in cash settlements on its crude oil hedges and $227,000 in cash settlements on it natural gas hedges and amortized $27,000 of deferred natural gas hedging costs. In conjunction with the execution of the new credit agreement in October 1999 (see note 2), the Company unwound the ceiling portion of one of its natural gas hedge contracts at a cost of $3.3 million.


                                                                           Pg. 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

All statements in this document concerning the Company other than purely historical information (collectively "Forward-Looking Statements") reflect the current expectation of management and are based on the Company's historical operating trends, estimates of proved reserves and other information currently available to management. These statements assume, among other things, (i) that no significant changes will occur in the operating environment for the Company's oil and gas properties, gas plants and gathering systems, and (ii) that there will be no material acquisitions or divestitures. The Company cautions that the Forward-Looking Statements are subject to all of the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for, oil and gas reserves. These risks include, but are not limited to, commodity price risk, environmental risk, drilling risk, reserve, operations, and production risks, regulatory risks and counterparty risk. Many of these risks are described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 filed with the Securities and Exchange Commission in October 1999, as amended. The Company may make material acquisitions or dispositions, enter into new or terminate existing oil and gas sales or hedging contracts, or enter into financing transactions. None of these can be predicted with any certainty and, accordingly, are not taken into consideration in the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements and there is no assurance that the assumptions used are necessarily the most likely.

SELECTED FINANCIAL DATA

The following tables set forth selected financial data for the Company, presented as if our net profits interests had been accounted for as working interests. The financial data were derived from the Consolidated Financial Statements of the Company and should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included herein. The results of operations for the three months ended September 30, 1999 will not necessarily be indicative of the operating results for the full fiscal year ending June 30, 2000.


                                                    Three Months Ended September 30,
                                                        1999                1998
                                                    -----------         -----------
Oil and gas sales (1)                               $ 6,873,000         $ 9,104,000
Oil and gas production expenses (1)                   1,536,000           2,956,000
General and administrative expenses                     720,000             670,000
                                                    -----------         -----------
EBITDA                                                4,617,000           5,478,000
Interest expense, excluding amortization
  of deferred charges (2)                             4,159,000           4,190,000
Depreciation, depletion and amortization (3)          2,721,000           3,466,000
Interest and other income                               (21,000             (74,000)
                                                    -----------         -----------
Net loss from operations                             (2,242,000)         (2,104,000)
                                                    -----------         -----------
Extraordinary loss                                           --          (3,549,000)
                                                    -----------         -----------
Net loss                                            $(2,242,000)        $(5,653,000)
                                                    ===========         ===========

(1) Oil and gas sales and production expenses related to net profits interests have been presented as if such net profits interests had been accounted for as working interests.

(2)  Interest charges payable on outstanding debt obligations.

(3) Depreciation, depletion and amortization includes $478,000 and $510,000 of amortized deferred charges related to debt obligations and $27,000 and $33,000 of amortized deferred charges related to the Company's gas price hedging program for the three months ended September 30, 1999 and 1998, respectively.


                                                                           Pg. 7

                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------
                                                          1999              1998
                                                       ----------        ----------
PRODUCTION DATA:
Gas (MMcf)                                              2,669,000         3,308,000
Oil (MBbls)                                                60,000           153,000
MMcfe                                                   3,027,000         4,227,000

AVERAGE SALES PRICE:
Gas ($/Mcf)                                            $     2.26        $     2.17
Oil ($/Bbl)                                            $    13.93        $    12.58
Mcfe ($/Mcfe)                                          $     2.27        $     2.15

AVERAGE COST ($/MCFE) DATA:
Production and operating costs                         $     0.42        $     0.60
Production and severance taxes                         $     0.09        $     0.10
Depreciation, depletion and amortization of oil
  and gas properties                                   $     0.74        $     0.75
General and administrative expenses                    $     0.24        $     0.16
Interest and financing charges                         $     1.37        $     0.99


The following discussion of the results of operations and financial condition should be read in conjunction with the Consolidated Condensed Financial Statements and related Notes thereto included herein.

THE THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

The following discussion and analysis reflects the operating results as if the net profits interests were accounted for as working interests. We believe that this presentation will provide you with a more meaningful understanding of the underlying operating results and conditions for the period.

RESULTS OF OPERATIONS

REVENUES: Our total revenues declined by $2.2 million (24%) to $6.9 million for the three months ended September 30, 1999, from $9.1 million during the comparable period in 1998.

We produced 60,000 barrels of crude oil during the three months ended September 30, 1999, a decrease of 93,000 barrels (61%) from the 153,000 barrels produced during the comparable period in 1998. This decrease was comprised of a decrease of 34,000 barrels (37%) from the properties that we owned during both periods and a decrease of 59,000 barrels from the properties sold at the end of June 1999. The decrease in production of crude oil from the properties owned during the comparative quarters is a combination of the decision to reduce production from certain high operating cost properties in light of the low oil prices being paid during the first half of 1999 and the natural depletion of the crude oil producing reservoirs. Those high operating cost properties where production was reducedk are now back in production.

We produced 2,669,000 Mcf of natural gas during the three months ended September 30, 1999, a decrease of 639,000 Mcf (19%) from the 3,308,000 Mcf produced during the comparable period in 1998. This decrease consists of a decrease of 337,000 Mcf from the properties that we owned during both periods and a decrease of 303,000 Mcf from the properties sold at the end of June 1999. The decrease in production from the properties owned during the comparative quarters is primarily the result of natural depletion of natural gas producing reservoirs.


                                                                           Pg. 8

On a thousand cubic feet of gas equivalent ("Mcfe") basis, production for the three months ended September 30, 1999 was 3,027,000 Mcfe, down 1,200,000 Mcfe (28%) from the 4,227,000 Mcfe produced during the comparable period in 1998.

The decrease in revenues resulting from the decreased production has been buffered by the recent increase in oil and natural gas prices. The average price per barrel of crude oil we sold during the three months ended September 30, 1999 was $13.93, an increase of $1.35 per barrel (11%) from the $12.58 per barrel during the three months ended September 30, 1998. The average price per Mcf of natural gas we sold was $2.26 during the three months ended September 30, 1999, an increase of $0.09 per Mcf (4%) from the $2.17 per Mcf during the comparable period in 1998. Crude oil and natural gas prices have continued to increase subsequent to September 30, 1999. On a Mcfe basis, the average price received by us during the three months ended September 30, 1999 was $2.27, a $0.12 increase (5%) from the $2.15 we received during the comparable period in 1998.

During the three months ended September 30, 1999 we paid $227,000 in cash settlements and amortized $27,000 of deferred hedging costs, as a result of our natural gas price hedging program. The net negative effect on the average natural gas prices received by us during the period was $0.08 per Mcf. We paid an additional $358,000 pursuant to our oil price hedging program. The net negative effect on average oil prices received by us during the period was $6.00 per barrel. The last of our oil price hedging contracts expired on September 30, 1999. During the comparable period in 1998 we received $458,000 in cash settlements and amortized $33,000 of deferred hedging costs, as a result of our natural gas price hedging program. The net positive effect on the average natural gas prices we received during the comparable period in 1998 was $0.13 per Mcf. We received $85,000 in cash settlements from our oil price hedging program during the three months ended September 30, 1998. The impact of this payment was to increase the average price received on our oil sales during the comparable period in 1998 by $0.56 per barrel.

PRODUCTION EXPENSES: Our lease operating expenses fell to $1.3 million for the three months ended September 30, 1999, a decrease of $1.2 million (50%) from the $2.5 million incurred during the comparable period in 1998. This decrease resulted from the decreased production of crude oil and natural gas and the sale of higher operating cost properties at the end of June 1999. Lease operating expenses were $0.42 per Mcfe during the three months ended September 30, 1999, a decrease of $0.18 (30%) from the $0.60 per Mcfe incurred during the comparable period in 1998. This improvement is a result of improved efficiencies at an operating level and the June 1999 sale of properties that had higher average operating costs per Mcfe than the remaining properties.

SEVERANCE AND PRODUCTION TAXES: Severance and production taxes were $258,000 ($0.09 per Mcfe) during the three months ended September 30, 1999, as compared to $411,000 ($0.10 per Mcfe) during the comparable period in 1998. The decrease of $153,000 (37%) is primarily a result of the 28% decrease in Mcfe production for the three month period ended September 30, 1999, as compared to the same period for 1998. as the decrease in the average rate per Mcfe is a result of the June 1999 sale of properties, as our remaining properties are generally in areas that have lower production and severance tax assessments, as a result of certain tax abatements.

DEPLETION, DEPRECIATION AND AMORTIZATION EXPENSE: Depletion and oil field equipment related depreciation costs were $2.2 million ($0.74 per Mcfe) during the three months ended September 30, 1999, a decrease of $934,000 (30%) from the $3.2 million ($0.75 per Mcfe) charged to income during the comparable period in 1998. The decrease in the provision is a result of the 28% decrease in production for the three month period ended September 30, 1999, as compared to the same period for 1998.

GENERAL AND ADMINISTRATIVE EXPENSES: The increase of $50,000 in general and administrative costs is a result of the increased management support requirements of the Company as it continues to evaluate the opportunity to acquire new properties, redevelop existing properties and raise the funds necessary to accomplish these activities. Since inception the Company has been growth oriented and has directed its efforts at acquiring and developing oil and natural gas producing properties. This activity requires additional personnel and outside consultants thereby increasing general and administrative expenses.


                                                                           Pg. 9

INTEREST EXPENSE: Interest charges on outstanding debt obligations during the three months ended September 30, 1999 decreased by $31,000 (1%) from the $4.2 million for the three months ended September 30, 1998. This decrease is a combination of a reduction in the average interest bearing debt carried during the comparable periods offset by the higher marginal cost of funds borrowed during the quarter ended September 30, 1999.

NET LOSS: The Company has incurred losses since its inception, including $2.2 million ($0.07 per common share) for the three months ended September 30, 1999 compared to $2.1 million ($0.07 per common share) before an extraordinary loss of $3.5 million for the three months ended September 30, 1998. We believe, but cannot assure, that as a result of entering into a new credit agreement during October 1999, that we now have the liquidity needed to develop and exploit our existing oil and natural gas reserves and that the success of this program, in conjunction with the return of normal commodity prices, will generate sufficient revenues to cover our production costs and operating expenses. Our revenues, profitability and future rate of growth are substantially dependent on prevailing prices for oil and natural gas and the volumes of oil and natural gas that we produce (see "Changes in Prices and Hedging Activities"). In addition, our proved reserves will decline as oil and natural gas are produced unless we are successful in acquiring additional properties containing proved reserves or we conduct successful exploration and development activities.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Consistent with our strategy of acquiring and developing reserves, we have an objective of maintaining as much financing flexibility as is practicable. Since we commenced our oil and natural gas operations, we have utilized a variety of sources of capital to fund our acquisitions and development and exploitation programs, and to fund our operations.

Our general financial strategy is to use cash flow from operations, debt financings and the issuance of equity securities to service interest on our indebtedness, to pay ongoing operating expenses, and to contribute toward further development of our existing proved reserves as well as additional acquisitions. There can be no assurance that cash from operations will be sufficient in the future to cover all such purposes.

We have planned development and exploitation activities for all of our major operating areas. In addition, we are continuing to evaluate oil and natural gas properties for future acquisition. Historically, we have used the proceeds from the sale of our securities in the private equity market and borrowings under our credit facilities to raise cash to fund acquisitions or repay indebtedness incurred for acquisitions. We have also used our securities as a medium of exchange for other companies' assets in connection with acquisitions. However, there can be no assurance that such sources will be available to us to meet our budgeted capital spending. Furthermore, our ability to borrow other than under the Amended and Restated Credit Agreement dated as of October 22, 1999 with Ableco Finance LLP (`Ableco') and Foothill Capital Corporation (`Foothill') (the `Credit Agreement') is subject to restrictions imposed by that Credit Agreement. If we cannot secure additional funds for our planned development and exploitation activities, then we will be required to delay or reduce substantially our development and exploitation efforts.

SOURCES OF CAPITAL: Our principal sources of capital for funding our business activities have been cash flow from operations, debt financings and the issuance of equity securities. Historically, our sources of funds from debt financings included funds available under the Credit Agreement, DM denominated bonds issued to European investors, the 12.5% Senior Notes and a capital lease.

On October 22, 1999 Ableco and Foothill acquired our outstanding note from Bank of Montreal, as agent for the lenders party to the Amended and Restated Credit Agreement. We then entered into an Amended and Restated Credit Agreement dated October 22, 1999 with Ableco and Foothill. The Credit Agreement, in which we provide a first secured lien on all of our assets, allows for borrowings of up to $50 million (subject to borrowing base limitations) from such lenders to fund, among other things, development and


                                                                          Pg. 10
exploitation expenditures, acquisitions and general working capital. Our borrowing base is currently $25 million, of which $12.8 million is outstanding as of November 10, 1999. The funds were used as follows:

o $8.0 million to repay the principal outstanding to Bank of Montreal, as agent for the lenders;

o $0.3 million to pay accrued interest charges and outstanding restructuring fees to the former lenders;

o $3.3 million to unwind the ceiling component of a natural gas hedging contract with Bank of Montreal;

o $1.2 million to fund the costs (principally fees paid to the lenders and their counsel) of the transaction

In addition, we issued a letter of credit in the amount of $2.6. million to an affiliate of Enron to secure a swap exposure.

Pursuant to the credit agreement, we are subject to certain affirmative and negative financial and operating covenants that are usual and customary for transactions of this nature. The affirmative covenants include, but are not limited to, covenants to:

o    provide financial information;

o    provide notices of the occurrence of certain material events affecting us;

o promptly provide notice of all legal or arbital proceedings affecting us or our subsidiaries which could reasonably be expected to have a material adverse effect;

o maintain and preserve our existence, oil and gas properties and other material properties;

o    implement and comply with certain environmental procedures;

o    perform our obligations under the credit agreement;

o    provide reserve reports;

o    deliver certain title information;

o grant a security interest in oil and gas properties that we acquire in the future; and

o deliver certain information relating to compliance with ERISA laws and regulations.

The negative covenants include, but are not limited to, covenants to:

o not to incur any indebtedness except as expressly permitted under the credit agreement;

o not to incur any lien on any of its properties except as expressly permitted under the credit agreement;

o not to make any loans or advances to or investments in any person except as expressly permitted under the credit agreement;

o with respect to the parent company, not to declare or pay any dividends or redeem or otherwise acquire for value any capital stock of the parent company except for stock dividends;

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

o    not to maintain a working capital ratio of less than 1.5 to 1.0;

o    to pay our trade accounts payable when due;

o    not maintain a fixed charge coverage ratio of less than 1.0 to 1.0;

o not to sell, assign or otherwise transfer any interest in any oil or natural gas properties except as expressly permitted under the credit agreement;

o    not to violate environmental laws and regulations;


                                                                          Pg. 11

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

In conjunction with the closing of the Ableco and Foothill credit facility our existing ECT Subordinated Revolving Credit Agreement was terminated.

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

We are currently exploring the opportunity to raise additional equity. However, there can be no assurances that we will be able to obtain additional financing, if required, or that such financing, if obtained, will be on terms favorable to us.

USES OF CAPITAL

Since commencing our oil and natural gas operations in August 1994 we have completed 19 acquisitions of oil and natural gas producing properties. Through September 30, 1999 we have expended a total of $179 million in acquiring, developing and exploiting oil and natural gas producing properties. Initially, our operations represented a net use of funds. As demonstrated in the operating results for the year ended June 30, 1999 and the quarter ended September 30, 1999 we currently generate a positive cash flow from operations. During the quarter ended September 30, 1999 we spent $412,000 on developing and exploiting


                                     Pg. 12
our oil and natural gas producing properties. We expect to spend a further $5.1 million on discretionary capital expenditures through June 2000 for exploitation and development projects. We are not contractually obligated to fund any capital expenditures through June 2000. During the quarter ended September 30, 1999 we incurred debt issuance and other deferred costs of $638,000.

We continue to evaluate acquisition opportunities, however there are no existing agreements regarding any acquisitions. An acquisition would require the issuance of additional debt and or equity securities. There are no assurances that we will be able to obtain additional financing, or that such financing, if obtained, will be on terms favorable to us.

INFLATION

During the past several years, we have experienced moderate increases in property acquisition and development costs. During the fiscal year ended June 30, 1999 we received somewhat lower commodity prices for the natural resources produced from our properties. Oil and gas prices have increased during the three months ended September 30, 1999. Our results of operations and cash flow have been, and will continue to be, affected to a certain extent by the volatility in oil and natural gas prices. Should we experience a significant increase in oil and natural gas prices that is sustained over a prolonged period, we could expect that there would be also be a corresponding increase in oil and natural as finding and development costs, lease acquisition costs and operating expenses.

CHANGES IN PRICES AND HEDGING ACTIVITIES

Annual average oil and natural gas prices have fluctuated significantly over the last two years. The table below sets out our weighted average price per barrel of oil and the weighted average price per Mcf of natural gas, the impact of our hedging programs and the related NYMEX indices.


                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30
                                                               1999           1998
                                                              ------         ------
Gas (per Mcf)
  Price received at wellhead                                  $ 2.34         $ 2.11
  Effect of hedge contracts                                   $(0.08)        $ 0.06
  Effective price received, including hedge contracts         $ 2.26         $ 2.17

  Average NYMEX Henry Hub                                     $ 2.60         $ 2.02
  Average basis differential including hedge contracts        $(0.34)        $ 0.15
  Average basis differential excluding hedge contracts        $(0.26)        $ 0.09

Oil (per barrel)
  Price received at wellhead                                  $19.93         $11.62
  Effect of hedge contracts                                   $(6.00)        $ 0.96
  Effective price received, including hedge contracts         $13.93         $12.58

  Average NYMEX Sweet Light Oil                               $21.72         $14.15
  Average basis differential including hedge contracts        $(7.79)        $(1.57)
  Average basis differential excluding hedge contracts        $(1.79)        $(2.53)

The operator of a significant natural gas producing property in which we hold a net profits interest had placed a fixed price contract for the period January 1 through September 30, 1999. The prices for this contract, from a retrospective perspective when compared to Henry Hub prices, were favorable during the three months ended March 31, 1999 but became, in the fullness of time, unfavorable for the following six months. Largely as a result of this fixed price contract, the average basis differential excluding hedge contracts was reduced by $0.35 during the three months ended September 30, 1999 compared to the three months ended September 30, 1998. This fixed price contract expired during October 1999.



                                                                          Pg. 13

We had a contract with an affiliate of Enron involving the hedging of a portion of our future natural gas production involving floor and ceiling prices as set out in the table below. We shared 50% of the price of NYMEX Henry Hub in excess of the ceiling price. This contract has expired. The volumes presented in this table are divided equally over the months during the period.

                                                                Volume       Floor      Ceiling
                  Period Beginning          Period Ending       (MMBtu)      Price      Price
                  ----------------          -------------       -------      -----      -----
                  September 1, 1997         August 31, 1998     600,000      $1.90      $2.66

We had a contract with an affiliate of Enron involving the hedging of a portion of our future crude oil production involving floor and ceiling prices as set out in the table below. We shared 50% of the price of NYMEX Henry Hub in excess of the ceiling price. This contract has expired. The volumes presented in this table are divided equally over the months during the period.

                                                                Volume       Floor      Ceiling
                  Period Beginning          Period Ending       (Barrels)    Price      Price
                  ----------------          -------------       ---------    -----      -----
                  September 1, 1997         August 31, 1998     120,000      $18.00     $20.40


Effective May 1, 1998 through October 31, 1999 we had a contract with Bank of Montreal involving the hedging of a portion of our future natural gas production involving floor and ceiling prices as set out in the table below. The volumes presented in this table are divided equally over the months during the period.

                                                                Volume       Floor      Ceiling
                  Period Beginning          Period Ending       (MMBtu)      Price      Price
                  ----------------          -------------       -------      -----      -----
                  January 1, 1999           October 31, 1999    3,608,333    $2.00      $2.70

Effective November 1, 1999 we unwound the ceiling price limitation on our natural gas price hedging contract with Bank of Montreal at a cost of $3.3 million. The table below sets out the volume of natural gas that remains under contract with the Bank of Montreal at a floor price of $2.00 per MMBtu. The volumes set out in this table are divided equally over the months during the period:

                                                        Volume
Period Beginning             Period Ending              (MMBtu)
----------------             -------------              -------
November 1, 1999             December 31, 1999           721,667
January 1, 2000              December 31, 2000         3,520,000
January 1, 2001              December 31, 2001         2,970,000
January 1, 2002              December 31, 2002         2,550,000
January 1, 2003              December 31, 2003         2,250,000

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


                                                                          Pg. 14

The table below sets out volume of crude oil hedged with a swap with Enron. All of these contracts have expired. The volumes presented in this table are divided equally over the months during the period:

                                                                          Volume
                  Period Beginning       Period Ending                   (Barrels)        Price per barrel
                  ----------------       -------------                    --------        ----------------
                  March 1, 1999          August 31, 1999                  60,000              $13.50
                  April 1, 1999          September 30, 1999               30,000              $14.35
                  April 1, 1999          September 30, 1999               30,000              $14.82

INTEREST RATE HEDGING

We entered into a forward LIBOR interest rate swap effective for the period June 30, 1998 through June 29, 2009 at a rate of 6.30% on $125.0 million. We entered into this interest rate swap at a time when interest rates were rising. Our objective was to mitigate the risk of our having to pay higher than expected interest rates on what eventually became our 12 1/2% Senior Notes due 2008. The swap would have also served as an interest hedge on our indebtedness under the credit agreement and certain short term loans used to finance the April 1998 acquisition of our net profit and royalty interests in the event that we failed to complete the private placement of the unsecured notes. Once the private placement of the 12 1/2% Senior Notes was completed we no longer had the variable rate debt required to offset the interest rate hedge position. On July 9, 1998, we unwound this swap at a cost to us of approximately $3.5 million, using a portion of the proceeds from the Notes proceeds. This cost was expensed as an extraordinary loss during the year ended June 30, 1999.

YEAR 2000 COMPUTER ISSUE

GENERAL. We are addressing the potential impact of the Year 2000 ("Y2K") issue on our operations. A review of internal systems and a review of the state of readiness of significant suppliers and customers is substantially complete. We have determined that, subject to the validity of the responses we have received from external suppliers of services and the purchasers of our products, the impact of Y2K will not have a material affect on our financial condition or results of operations.

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

COSTS OF COMPLIANCE. Our IT systems were warranted to be Y2K compliant when purchased, as such we have not incurred any significant incremental costs to modify or replace such systems to make them compliant. Our products do not contain any microprocessors.

We have been in communication with our major operators, suppliers and customers to determine whether they will be Y2K compliant. We have determined that, subject to the validity of the responses we have received, our major suppliers and customers are or will be materially unaffected by the Y2K issue. The cost of seeking verification was minimal. We believe that it was not practical to independently verify the responses because we do not believe that we would be given access to carry out such verification or that the costs of doing so would be affordable.

RISK. Any Y2K problems that do occur will likely manifest themselves in reduced production through equipment shut down or impaired liquidity through inability of customers to take delivery or process payment.

CONTINGENCY. We have established contingency plans regarding the replacement of our major suppliers and customers in the event that any of them are affected materially by the Y2K issue.


                                                                          Pg. 15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Item 3. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Changes in Prices and Hedging Activities".


PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

OTHER ISSUANCES OF COMMON STOCK. During the quarter ended September 30, 1999, pursuant to Section 3(a)(9) of the Securities Act, the Company issued an aggregate of 266,720 shares of Common Stock to stockholders who exercised 23,000 repricing rights under the Amended and Restated Securities Purchase Agreement dated as of July 8, 1998 among the Company and the buyers signatory thereto. The repricing rights were issued in connection with a July 1998 private placement and permit the holders to acquire shares of Common Stock without the payment of additional consideration if the Company's Common Stock does not achieve certain price thresholds in excess of the original issuance of the shares purchased by the holders in the July 1998 private placement. The resale of these shares of Common Stock is registered pursuant to a Registration Statement on Form S-3 filed by the Company and declared effective by the Securities and Exchange Commission.

During the quarter ended September 30, 1999, pursuant to Section 3(a)(9) of the Securities Act, the Company issued an aggregate of 1,020,353 shares upon conversion of 410 shares of the Company's Series C Convertible Preferred Stock by the holders thereof. The resale of these shares of Common Stock is registered pursuant to a Registration Statement on Form S-3 filed by the Company and declared effective by the Securities and Exchange Commission.

Due to the current market price of the Company's Common Stock, it is likely that additional shares of Common Stock will be issued upon exercise of Repricing Rights and upon conversion of the Series C Convertible Preferred Stock.

ITEM 5. OTHER INFORMATION

AMENDED CREDIT FACILITY Please see Part I - Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the amended Credit Facility and the termination of the ECT Revolving Credit Facility.

NASDAQ SMALLCAP MARKET LISTING At the close of business November 10, 1999 our common stock was delisted from the Nasdaq SmallCap Market. This action was solely attributable to our inability to satisfy the Nasdaq SmallCap Market maintenance standards for the continued listing of common stock.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  EXHIBITS.

         10.1 Fifth Amendment to Amended and Restated Credit Agreement among the Company, Queen Sand Resources, Inc., A Nevada corporation, Bank of Montreal, as Agent and the lenders signatory thereto, effective as of October 13, 1999.

         10.2 Amended and Restated Credit Agreement among the Company, Queen Sand Resources, Inc., A Nevada corporation, Ableco Finance LLC, as Collateral Agent, and the lenders signatory thereto, effective as of October 22, 1999.

         10.3 Second Amended And Restated Guaranty Agreement dated as of October 22, 1999 by Queen Sand Resources, Inc. as Guarantor in favor of Ableco Finance LLC, as Collateral Agent for the lender group and the lenders signatory thereto.


                                                                          Pg. 16

================================================================================

         10.4 Second Amended And Restated Guaranty Agreement dated as of October 22, 1999 by Queen Sand Operating Co., as Guarantor, in favor of Ableco Finance LLC, as Collateral Agent for the lender group, and the lenders signatory thereto.

         10.5 Second Amended And Restated Guaranty Agreement dated as of October 22, 1999 by Corrida Resources, Inc. as Guarantor, in favor of Ableco Finance LLC, as Collateral Agent for the lender group, and the lenders signatory thereto.

         10.6 Security Agreement dated as of October 22, 1999, by and among the Company, Queen Sand Resources, Inc. (Nevada), Queen Sand Operating Co., Corrida Resources, Inc. and Ableco Finance LLC, as collateral agent for the lender group, and the lenders signatory thereto.

         10.7 Second Amended and Restated Pledge and Security Agreement dated as of October 22, 1999, by Queen Sand Resources, Inc., a Nevada corporation in favor of Ableco Finance LLC, as Collateral Agent for the lender group, and the lenders signatory thereto.

         10.8 Second Amended and Restated Pledge and Security Agreement dated as of October 22, 1999, by Queen Sand Resources, Inc., a Delaware corporation, in favor of Ableco Finance LLC, as Collateral Agent for the lender group, and the lenders signatory thereto.

         27       Financial Data Schedule

    (b)  REPORTS ON FORM 8-K.
         NONE


                                                                          Pg. 17

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEEN SAND RESOURCES, INC. (DELAWARE)


                                        By:      /s/      Edward J. Munden
                                                 -------------------------------
                                                 Edward. J. Munden
                                                 President and Chief Executive
                                                   Officer



                                        By:      /s/      Ronald Benn
                                                 -------------------------------
                                                 Ronald Benn
                                                 Chief Financial Officer
QUEEN SAND RESOURCES, INC. (NEVADA)


                                        By:      /s/      Edward J. Munden
                                                 -------------------------------
                                                 Edward. J. Munden
                                                 President and Chief Executive
                                                   Officer



                                        By:      /s/      Ronald Benn
                                                 -------------------------------
                                                 Ronald Benn
                                                 Vice President (Principal
                                                   Financial Officer)

QUEEN SAND OPERATING COMPANY


                                        By:      /s/      Edward J. Munden
                                                 -------------------------------
                                                 Edward. J. Munden
                                                 President and Chief Executive
                                                   Officer



                                        By:      /s/      Ronald Benn
                                                 -------------------------------
                                                 Ronald Benn
                                                 Vice President (Principal
                                                   Financial Officer)

CORRIDA RESOURCES, INC.


                                        By:      /s/      Edward J. Munden
                                                 -------------------------------
                                                 Edward. J. Munden
                                                 President and Chief Executive
                                                   Officer



                                        By:      /s/      Ronald Benn
                                                 -------------------------------
                                                 Ronald Benn
                                                 Treasurer (Principal Financial
                                                   Officer)


                                                                          Pg. 18

                                 EXHIBIT INDEX

        Exhibit
          No      Description
        -------   -----------
         10.1     Fifth Amendment to Amended and Restated Credit Agreement among the Company, Queen Sand Resources, Inc., A Nevada corporation,
                  Bank of Montreal, as Agent and the lenders signatory thereto, effective as of October 11, 1999.

         10.2     Amended and Restated Credit Agreement among the Company, Queen
                  Sand Resources, Inc., A Nevada corporation, Ableco Finance
                  LLC, as Collateral Agent, and the lenders signatory thereto, effective as of October 22, 1999.

         10.3     Second Amended And Restated Guaranty Agreement dated as of
                  October 22, 1999 by Queen Sand Resources, Inc. as Guarantor in favor of Ableco Finance LLC, as Collateral Agent for the lender group and the lenders signatory thereto.

         10.4     Second Amended And Restated Guaranty Agreement dated as of
                  October 22, 1999 by Queen Sand Operating Co., as Guarantor, in favor of Ableco Finance LLC, as Collateral Agent for the lender group, and the lenders signatory thereto.

         10.5     Second Amended And Restated Guaranty Agreement dated as of
                  October 22, 1999 by Corrida Resources, Inc. as Guarantor, in favor of Ableco Finance LLC, as Collateral Agent for the lender group, and the lenders signatory thereto.

         10.6 Security Agreement dated as of October 22, 1999, by and among the Company, Queen Sand Resources, Inc. (Nevada), Queen Sand
                  Operating Co., Corrida Resources, Inc. and Ableco Finance LLC, as collateral agent for the lender group, and the lenders signatory thereto.

         10.7 Second Amended and Restated Pledge and Security Agreement dated as of October 22, 1999, by Queen Sand Resources, Inc., a
                  Nevada corporation in favor of Ableco Finance LLC, as Collateral Agent for the lender group, and the lenders signatory thereto.

         10.8 Second Amended and Restated Pledge and Security Agreement dated as of October 22, 1999, by Queen Sand Resources, Inc., a
                  Delaware corporation, in favor of Ableco Finance LLC, as Collateral Agent for the lender group, and the lenders signatory thereto.

         27       Financial Data Schedule


                                                                          Pg. 16