Form 10-Q
period 1999-12-31
QUEEN SAND RESOURCES INC; QUEEN SAND OPERATING CO; QUEEN SAND RESOURCES INC /NV/; CORRIDA RESOURCES INC
filed 2000-02-11
CIK 943548, 1068118, 1068119, 1068120

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                    ---------

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 9, 2000:
41,551,009

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   DECEMBER 31,        JUNE 30,
                                                                                       1999              1999
                                                                                  --------------    --------------
                                                       Assets

Current assets:
  Cash                                                                            $    3,376,000    $    9,367,000
  Other current assets                                                                 5,186,000         4,652,000
                                                                                  --------------    --------------
         Total current assets                                                          8,562,000        14,019,000

Net property and equipment                                                            95,982,000        97,198,000
Other assets                                                                           8,074,000         7,993,000
                                                                                  --------------    --------------

                                                                                  $  112,618,000    $  119,210,000
                                                                                  ==============    ==============

                                        Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities                                        $   11,049,000    $   11,100,000
  Current portion of long-term debt                                                      877,000            42,000
                                                                                  --------------    --------------
         Total current liabilities                                                    11,926,000        11,142,000

Long-term obligations, net of current portion                                        134,106,000       133,852,000

Commitments

Stockholders' deficit:
  Preferred stock, $.01 par value, authorized 50,000,000 shares:
    issued and outstanding 9,604,248 and 9,604,698 shares at
    December 31 and June 30, 1999, respectively                                           96,000            96,000
  Common stock, $.0015 par value, authorized 100,000,000 shares:
     issued and outstanding 36,965,830 and 33,442,210 shares at
     December 31 and June 30, 1999, respectively                                          70,000            65,000
  Additional paid-in capital                                                          64,945,000        64,912,000
  Accumulated deficit                                                                (91,274,000)      (83,606,000)
  Treasury stock                                                                      (7,251,000)       (7,251,000)
                                                                                  --------------    --------------

                           Total stockholders' deficit                               (33,414,000)      (25,784,000)
                                                                                  --------------    --------------

                                                                                  $  112,618,000    $  119,210,000
                                                                                  ==============    ==============


               See accompanying notes to unaudited interim period
                  consolidated condensed financial statements.



                                                                           Pg. 2

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       THREE MONTHS                     SIX MONTHS
                                                           ENDED                           ENDED
                                                        DECEMBER 31                     DECEMBER 31
                                                   1999            1998            1999            1998
                                               ------------    ------------    ------------    ------------
Revenues
  Oil and gas revenues                         $  1,423,000    $  1,394,000    $  1,782,000    $  2,748,000
  Net profits and royalties interests             5,167,000       5,590,000      10,330,000      11,515,000
  Interest and other income                          63,000              --          85,000          66,000
                                               ------------    ------------    ------------    ------------
Total revenues                                    6,653,000       6,984,000      12,197,000      14,329,000

Expenses:
   Oil and gas production expenses                  120,000         688,000         279,000       1,853,000
   General and administrative expenses              755,000         717,000       1,475,000       1,379,000
   Interest and financing costs                   4,517,000       4,421,000       9,153,000       8,918,000
   Hedge contract termination costs (Note 4)      3,328,000              --       3,328,000              --
   Depreciation, depletion and amortization       2,191,000       3,893,000       4,461,000       6,928,000
   Write-down of oil and gas properties                  --      35,033,000              --      35,033,000
                                               ------------    ------------    ------------    ------------

                                                 10,911,000      44,752,000      18,696,000      54,111,000
                                               ------------    ------------    ------------    ------------

Net loss from operations                         (4,258,000)    (37,768,000)     (6,499,000)    (39,782,000)
Extraordinary losses (Note 5)                    (1,130,000)             --      (1,130,000)     (3,549,000)
                                               ------------    ------------    ------------    ------------

Net loss                                       $ (5,388,000)   $(37,768,000)   $ (7,629,000)   $(43,331,000)
                                               ============    ============    ============    ============

Net loss before extraordinary losses per
  common share                                 $      (0.12)   $      (1.25)   $      (0.19)   $      (1.32)

Net loss per common share                      $      (0.15)   $      (1.25)   $      (0.22)   $      (1.43)


Weighted average shares of common stock
   outstanding during the period                 35,476,000      31,190,000      34,659,000      30,317,000

               See accompanying notes to unaudited interim period
                  consolidated condensed financial statements.




                                                                           Pg. 3

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED DECEMBER 31,
                                                                         1999              1998
                                                                    --------------    --------------
Operating activities:
   Net loss                                                         $   (7,629,000)   $  (43,331,000)
   Depletion, depreciation and amortization of oil and gas assets        4,348,000         6,758,000
   Write-down of oil and gas properties                                         --        35,033,000
   Amortization of deferred costs                                        1,980,000           738,000
   Unrealized gains (losses) on foreign exchange obligations              (126,000)           25,000
   Net changes in operating assets and liabilities                        (585,000)        1,814,000
                                                                    --------------    --------------
Net cash provided by (used in) operating activities                     (2,012,000)        1,037,000
                                                                    --------------    --------------

Investing activities - additions to property and equipment              (3,137,000)       (7,392,000)

Financing activities:
   Debt issuance costs                                                  (1,948,000)       (4,385,000)
   Proceeds from long-term obligations                                  12,792,000       125,000,000
   Payments on long-term obligations                                   (11,686,000)     (142,385,000)
   Payments on capital lease obligations                                        --           (37,000)
   Proceeds from the sale of preferred and common stock                         --        32,423,000
   Repurchase of Series C Preferred Stock for Treasury                          --        (2,251,000)
                                                                    --------------    --------------
Net cash provided by (used in) financing activities                       (842,000)        8,365,000
                                                                    --------------    --------------

Net increase (decrease) in cash                                         (5,991,000)        2,010,000

Cash at beginning of period                                              9,367,000         1,029,000
                                                                    --------------    --------------

Cash at end of period                                               $    3,376,000    $    3,039,000
                                                                    ==============    ==============


               See accompanying notes to unaudited interim period
                  consolidated condensed financial statements.



                                                                           Pg. 4

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                December 31, 1999
                                   (unaudited)

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

       The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three and six months ended December 31, 1999 are not necessarily indicative of the operating results for the full fiscal year ending June 30, 2000. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's Annual Report filed on Form 10-K for the fiscal year ended June 30, 1999, as amended.

       Subsequent to March 31, 1999, the Company determined that the costs associated with the termination of a LIBOR interest rate swap agreement in the first quarter of fiscal year 1999 should have been expensed upon termination. Consequently, the interim financial information for the first six months of 1999 has been restated from the information contained in the Company's Form 10-Q for the three and six months ended December 31, 1998, as previously filed with the Securities and Exchange Commission, as if the costs of the LIBOR interest rate swap termination had been expensed during the first quarter.

       In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income" ("FAS 130"), which established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three and six months ended December 31, 1999 and 1998, the Company's net income and comprehensive income were the same.

       In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt the provisions of FAS 133 beginning July 1, 2000. The Company has not yet determined what the effect of FAS 133 will be on the earnings and financial position of the Company.

(2)    Debt Issuance

       During October 1999, the Company amended and restated its credit agreement (the "Restated Credit Agreement") and new lenders were substituted for the old Bank of Montreal lead lending group (the "Old Credit Agreement"). The Restated Credit Agreement allows the Company to borrow up to $25 million until March 31, 2000 and, if there has not been an event of default during that period, $30 million thereafter. The loan bears interest at prime plus 2% on loan balances under $25 million and prime plus 4.5% on the loan balance if the amount outstanding is $25 million or greater. The Restated Credit Agreement matures on October 22, 2001. Pursuant to the Restated Credit Agreement, we are subject to certain affirmative and negative financial


                                                                           Pg. 5

                   QUEEN SAND RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                December 31, 1999
                                   (unaudited)
                                   (continued)

       and operating covenants that are usual and customary for transactions of this nature including maintaining a minimum interest coverage ratio of 1.0x, based on the last 12 months operating results. On October 28, 1999 the Company borrowed $12.8 million under the Restated Credit Agreement, which was used as follows: (i) $8.0 million to retire the borrowings under the Old Credit Agreement; (ii) $0.3 million to pay accrued interest charges and outstanding fees to the former lenders; (iii) $3.3 million to unwind the ceiling component of a hedging contract with Bank of Montreal; and (iv) $1.2 million to fund the costs of the transaction. At December 31, 1999 there was $9.0 million outstanding under the Restated Credit Agreement.

(3)    Common Stock Issuance

       During the three and six months ended December 31, 1999 the Company issued 2,128,951 and 2,395,676 shares, respectively, of its common stock pursuant to the repricing rights held by certain stockholders. In addition, certain holders of the Company's Series `C' preferred stock converted 40 and 450 shares, respectively, of the Series `C' preferred stock into 99,423 and 1,039,817 shares, respectively, of the Company's common stock. A further 8,170 and 88,129 shares, respectively, of the Company's common stock was issued as a stock dividend in conjunction with this conversion.

(4)    Hedging Activities

       During the three and six months ended December 31, 1999 the Company paid $3,000 and $361,000, respectively, in cash settlements on its crude oil hedges and $139,000 and $367,000 in cash settlements on its natural gas hedges and amortized $27,000 and $54,000, respectively, of deferred natural gas hedging costs. In conjunction with the execution of the Restated Credit Agreement in October 1999 (see note 2), the Company terminated the ceiling portion of one of its natural gas hedge contracts at a cost of $3.3 million. At December 31, 1999 the Company had a letter of credit in the amount of $2.6 million outstanding ($1.8 million at February 9, 2000) to secure a swap exposure.

(5)    Extraordinary Losses

       During October 1999 the Company retired the borrowings under the Old Credit Agreement and entered into the Restated Credit Agreement with another lender. As a result, the Company has written off the remaining $1,130,000 of deferred costs related to the Old Credit Agreement.

       During July 1998 the Company terminated a LIBOR interest rate swap agreement at a cost of $3,549,000.



                                                                           Pg. 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

All statements in this document concerning the Company other than purely historical information (collectively "Forward-Looking Statements") reflect the our current expectations which are based on our historical operating trends, estimates of proved reserves and other information currently available to us. These statements assume, among other things, (i) that no significant changes will occur in the operating environment for the our oil and gas properties, gas plants and gathering systems, and (ii) that there will be no material acquisitions or divestitures. We caution that the Forward-Looking Statements are subject to all of the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for, oil and gas reserves. These risks include, but are not limited to, commodity price risk, environmental risk, drilling risk, reserve, operations, and production risks, regulatory risks, counterparty risk and lack of capital resources. Many of these risks are described in our Annual Report on Form 10-K for the fiscal year ended June 30, 1999 filed with the Securities and Exchange Commission in October 1999, as amended. We may make material acquisitions or dispositions, enter into new or terminate existing oil and gas sales or hedging contracts, or enter into financing transactions. None of these can be predicted with any certainty and, accordingly, are not taken into consideration in the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements and there is no assurance that the assumptions used are necessarily the most likely.

SELECTED FINANCIAL DATA

The following tables set forth selected financial data for the Company, presented as if our net profits interests had been accounted for as working interests. The financial data were derived from our Consolidated Financial Statements and should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included herein. The results of operations for the three and six months ended December 31, 1999 will not necessarily be indicative of the operating results for the full fiscal year ending June 30, 2000.

                                                   THREE MONTHS                     SIX MONTHS
                                                 ENDED DECEMBER 31              ENDED DECEMBER 31
                                           ----------------------------    ----------------------------
                                               1999            1998            1999            1998
                                           ------------    ------------    ------------    ------------
Oil and gas sales (1)                      $  8,207,000    $  9,405,000    $ 15,080,000    $ 18,509,000
Oil and gas production expenses (1)           1,777,000       3,076,000       3,313,000       6,033,000
General and administrative expenses             755,000         717,000       1,475,000       1,379,000
                                           ------------    ------------    ------------    ------------
EBITDA                                        5,675,000       5,612,000      10,292,000      11,097,000
Interest expense, excluding amortization
   of deferred charges (2)                    4,205,000       4,228,000       8,363,000       8,417,000
Depreciation, depletion and amortization(3)   2,476,000       4,119,000       5,197,000       7,495,000
Hedge contract termination costs              3,328,000              --       3,328,000              --
Write-down of oil and gas properties                 --      35,033,000              --      35,033,000
                                           ------------    ------------    ------------    ------------
Net loss from operations                     (4,334,000)    (37,768,000)     (6,596,000)    (39,848,000)
Interest and other income                        76,000              --          97,000          66,000
Extraordinary loss                           (1,130,000)             --      (1,130,000)     (3,549,000)
                                           ------------    ------------    ------------    ------------
Net loss                                   $ (5,388,000)   $(37,768,000)   $ (7,629,000)   $(43,331,000)
                                           ============    ============    ============    ============


(1) Oil and gas sales and production expenses related to net profits interests have been presented as if such net profits interests were working interests.

(2)  Interest charges payable on outstanding debt obligations.

(3) Depreciation, depletion and amortization includes $312,000 and $790,000 of amortized deferred charges related to debt obligations for the three and six months ended December 31, 1999, ($194,000 and $671,000 for the three and six months ended December 31, 1998) respectively, and $27,000 and $54,000 of amortized deferred charges related to the Company's gas price hedging program for the three and six months ended December 31, 1999, ($32,000 and $66,000 for the three and six months ended December 31, 1998), respectively.



                                                                           Pg. 7

                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                 DECEMBER 31               DECEMBER 31
                                           -----------------------   -----------------------
                                              1999         1998         1999         1998
PRODUCTION DATA
  Oil (Mbbls)                                    54.7        121.9        114.3        275.0
  Gas (MMcf)                                  2,858.8      3,741.2      5,527.6      7,049.5
  Mmcfe                                       3,187.1      4,472.8      6,213.7      8,699.6
  MBOE                                          531.2        745.5      1,035.6      1,449.9

AVERAGE SALES PRICE
  Oil (per Bbl)                            $    23.05   $    12.97   $    18.29   $    12.75
  Gas (per Mcf)                            $     2.43   $     2.09   $     2.35   $     2.13
  Per Mcfe                                 $     2.58   $     2.10   $     2.43   $     2.13
  Per BOE                                  $    15.45   $    12.62   $    14.56   $    12.77

AVERAGE COST ($/MCFE) DATA:
Production and operating costs             $     0.45   $     0.59   $     0.44   $     0.60
Production and severance taxes             $     0.10   $     0.10   $     0.09   $     0.10
Depreciation, depletion and amortization   $     0.66   $     0.83   $     0.70   $     0.79
General and administrative expenses        $     0.24   $     0.16   $     0.24   $     0.16
Interest and financing expense             $     1.32   $     0.95   $     1.35   $     0.97

The following discussion of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included herein.

THE THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1998

RESULTS OF OPERATIONS

The following discussion and analysis reflects the operating results as if the net profits interest were working interests. We believe that this will provide the readers of the report with a more meaningful understanding of the underlying operating results and conditions for the period.

REVENUES: Our total revenues declined by $1.2 million (13%) to $8.2 million for the three months ended December 31, 1999, from $9.4 million during the comparable period in 1998.

We produced 54,000 barrels of crude oil during the three months ended December 31, 1999, a decrease of 67,000 barrels (55%) from the 122,000 barrels produced during the comparable period in 1998. This decrease was comprised of an overall decrease of 14,000 barrels (20%) from the properties that we owned during both periods and a decrease of 53,000 barrels from the properties that we sold at the end of June 1999. The decrease in production of crude oil from the properties owned during the comparative quarters is comprised of three components:

o One of our fields has not been meeting production expectations. This under performance represents approximately 50% of the overall decrease in production. Remedial action is being taken to rehabilitate this field.

o Subsequent to December 31, 1998 we shut in substantially all of the wells in the Caprock Field in New Mexico in response to low oil prices. As oil prices recovered, we returned to production those wells that produce economically. In addition, we are in the process of implementing phase one of a redevelopment program in the Caprock Field, the objective of which is to significantly enhance production.

o The final component of this decline is the result of the natural depletion of the crude oil reservoirs, offset by the results of our successful development and exploitation program.

We produced 2.9 million Mcf of natural gas during the three months ended December 31, 1999, a decrease of 882,000 Mcf (24%) from the 3.7 million Mcf produced during the comparable period in 1998. This decrease consists of a decrease of 624,000 Mcf (18%) from the properties that we owned during both periods and a decrease of 258,000 Mcf from the properties that we sold at the end of June 1999. The decrease in production from the



                                                                           Pg. 8
properties owned during the comparative quarters is a result of the natural depletion of the natural gas reservoirs, offset by our successful development and exploitation program that started in August.

On a thousand cubic feet of gas equivalent ("Mcfe") basis, production for the three months ended December 31, 1999 was 3.2 Bcfe, down 1.3 Bcfe (29%) from the
4.5 Bcfe produced during the comparable period in 1998. Production from properties that we owned during both periods was down 578,000 Mcf (18%) during the three months ended December 31, 1999 when compared to production during the three months ended December 31, 1998.

The decrease in revenues resulting from lower production volumes was offset by the significant industry-wide increase in oil and natural gas prices. The average price per barrel of crude oil sold by us during the three months ended December 31, 1999 was $23.05, an increase of $10.08 per barrel (78%) from the $12.97 per barrel during the three months ended December 31, 1998. The average price per Mcf of natural gas sold by the Company was $2.43 during the three months ended December 31, 1999, an increase of $0.34 per Mcf (16%) from the $2.09 per Mcf during the comparable period in 1998. Crude oil prices have remained at these elevated levels subsequent to December 31, 1999. Natural gas prices were volatile throughout the quarter, and have remained so subsequent to December 31, 1999. On an Mcfe basis, the average price received by us during the three months ended December 31, 1999 was $2.58, a $0.48 increase (22%) from the $2.10 we received during the comparable period in 1998.

During the three months ended December 31, 1999 we paid $3,000 in cash settlements pursuant to our crude oil price-hedging program. The effect on the average crude oil prices we received during the period was a decrease of $0.06 per barrel (0.3%). During the three months ended December 31, 1999 we paid $139,000 in cash settlements and amortized $27,000 of deferred hedging costs regarding our natural gas price-hedging program. The net negative effect on the average natural gas prices we received during the period was $0.05 (2%). During the comparable period in 1998 we received $223,000 in cash settlements and amortized $33,000 of deferred hedging costs regarding our natural gas price-hedging program. The net positive effect on the average natural gas prices we received during the period was $0.06 per Mcf (2%). We received an additional $227,000 on our oil price-hedging program during the three months ended December 31, 1998, representing a positive effect on the average crude oil prices we received of $1.20 per barrel (10%).

SEVERANCE AND PRODUCTION TAXES: Severance and production taxes, which are based on the revenues derived from the sale of crude oil and natural gas, were $327,000 ($0.10 per Mcfe) during the three months ended December 31, 1999, as compared to $433,000 ($0.10 per Mcfe) during the comparable period in 1998. The decrease of $106,000 (25%) is a result of the 13% decrease in revenues for the three month period ended December 31, 1999, as compared to the same period for 1998. In addition, production taxes as a percentage of oil and gas sales declined from 4.6% to 4.0% as a result of the June 1999 property sale.

PRODUCTION EXPENSES: Our lease operating expenses fell to $1.4 million for the three months ended December 31, 1999, a decrease of $1.2 million (45%) from the $2.6 million incurred during the comparable period in 1998. This decrease is primarily the result of the 18% decline in the production of crude oil and natural gas from comparable properties and the drop in production from the properties we sold at the end of June 1999. Lease operating expenses were $0.45 per Mcfe during the three months ended December 31, 1999, a decrease of $0.14 (23%) from the $0.59 per Mcfe incurred during the comparable period in 1998. This improvement is primarily the result of the sale of properties at the end of June 1999. The properties we sold had higher operating costs per Mcfe than the properties we currently own.

DEPLETION, DEPRECIATION AND AMORTIZATION EXPENSE: Depletion and oil field equipment related depreciation costs were $2.1 million ($0.66 per Mcfe) during the three months ended December 31, 1999, a decrease of $1.6 million (43%) over the $3.7 million ($0.83 per Mcfe) charged to income during the comparable period in 1998. The decrease in the provision is primarily a result of the 29% Mcfe decrease in our production for the three month period ended December 31, 1999, as compared to the same period for 1998. On a cost per Mcfe basis, the decrease of $0.16 per Mcfe (20%) is primarily the result of the $28 million and $35 million non-cash write-downs of oil and gas property carrying values we recorded at June 30, 1998 and December 31, 1998, respectively. We were not required to record a similar write-down at December 31, 1999.



                                                                           Pg. 9

GENERAL AND ADMINISTRATIVE EXPENSES: The increase of $46,000 in general and administrative costs for the three months ended December 31, 1999, compared to the same period for 1998, is primarily the result of increased professional fees as we evaluate the most effective way to restructure our capital structure.

INTEREST EXPENSE: Interest expense increased by $96,000, to $4.5 million for the three months ended December 31, 1999, compared to $4.4 million for the three months ended December 31, 1998. The interest expense of $4.5 million is comprised of $4.2 million in cash interest charges and $285,000 of amortized deferred costs. During the three months ended December 31, 1998 there were $194,000 of amortized deferred costs included in the interest expense of $4.4 million. The increase of $91,000 in amortized deferred costs arose as a result of changing the maturity date of the Bank of Montreal led Credit Agreement (the "Old Credit Agreement") from April 2003 to October 2000.

EXTRAORDINARY LOSS: In October 1999 we replaced the Old Credit Agreement with an Amended and Restated Credit Agreement with Ableco Finance LLP and Foothill Capital Corporation (the "Restated Credit Agreement"). As a result, we wrote-off $1,130,000 in unamortized deferred costs associated with the Old Credit Agreement.

NET LOSS: We have incurred losses since inception, including $5.4 million ($0.15 per common share) for the three months ended December 31, 1999 compared to $39.0 million ($1.25 per common share) for the three months ended December 31, 1998. The decline in oil and natural gas prices between December 31, 1997 and December 31, 1998 caused us to record non-cash write-downs of oil and gas properties of $28 million and $35 million for the year ended June 30, 1998 and for the three and six months ended December 31, 1998, respectively. Further declines in oil and natural gas prices could lead to additional non-cash write-downs of our oil and gas properties. We currently believe, but cannot assure, that our future revenues from crude oil and natural gas will continue to be sufficient to cover our production costs and operating expenses, excluding depletion, depreciation and amortization, provided that the prevailing prices for crude oil and natural gas do not decline further and production volume is maintained. We entered the 2000 fiscal year (July 1, 1999 to June 30, 2000) with a plan to improve production from our oil and gas properties. During the three months ended December 31, 1999 we produced 3.2 Bcfe, an increase of 160 million Mcf (5%) over the 3.0 Bcfe we produced during the 3 months ended September 30, 1999. Our revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil and natural gas we produce (see `-Changes in Prices and Hedging Activities'). In addition, our proved reserves will decline as crude oil and natural gas are produced unless we are successful in acquiring additional properties containing proved reserves or conducting successful exploration and development activities.

THE SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1998

RESULTS OF OPERATIONS

The following discussion and analysis reflects the operating results as if the net profits interests were working interests. We believe that this will provide the readers of the report with a more meaningful understanding of the underlying operating results and conditions for the period.

REVENUES: Our total revenues fell by $3.4 million (19%) to $15.1 million for the six months ended December 31 1999, from $18.5 million during the comparable period in 1998.

We produced 114,000 barrels of crude oil during the six months ended December 31, 1999, a decrease of 161,000 barrels (58%) from the 275,000 barrels produced during the comparable period in 1998. This decrease was comprised of a decrease of 56,000 barrels (33%) from the properties that we owned during both periods and a decrease of 105,000 barrels from the properties we sold at the end of June 1999. The decrease in production of crude oil from the properties owned during the comparative quarters is comprised of three approximately equal components:

o One of our fields has not been meeting production expectations. Remedial action is being taken to rehabilitate this field.

o Subsequent to December 31, 1998 we shut in substantially all of the wells in the Caprock Field in New Mexico



                                                                          Pg. 10
       in response to low oil prices. As oil prices recovered, we returned to production those wells that produce economically. In addition, we are in the process of implementing phase one of a redevelopment program in the Caprock Field, the objective of which is to significantly enhance production.

o The final component of this decline is a result of the natural depletion of the crude oil reservoirs, offset by the result of our successful development and exploitation program.

We produced 5.5 Bcf of natural gas during the six months ended December 31, 1999, a decrease of 1.5 Bcf (22%) from the 7.0 Bcf produced during the comparable period in 1998. This decrease consists of a decrease of 961,000 Mcf (15%) from the properties that we owned during both periods and a decrease of 561,000 Mcf from the properties we sold at the end of June 1999. The decrease in production from the properties owned during the comparative quarters is a result of the natural depletion of the natural gas reservoirs offset by our successful development and exploitation program.

On a thousand cubic feet of gas equivalent ("Mcfe") basis, production for the six months ended December 31, 1999 was 6.2 Bcfe, down 2.5 Bcfe (29%) from the
8.7 Bcfe produced during the comparable period in 1998. Production from properties that we owned during both periods was down 1.3 million Mcf (17%) during the six months ended December 31, 1999 when compared to production during the six months ended December 31, 1998.

The decrease in revenues resulting from lower production volumes was offset by the significant industry-wide increase in oil and natural gas prices. The average price per barrel of crude oil sold by us during the six months ended December 31, 1999 was $18.29, an increase of $5.54 per barrel (44%) from the $12.75 per barrel during the six months ended December 31, 1998. The average price per Mcf of natural gas sold by us was $2.35 during the six months ended December 31, 1999, an increase of $0.22 per Mcf (10%) from the $2.13 per Mcf during the comparable period in 1998. Crude oil prices have remained at these elevated levels subsequent to December 31, 1999. Natural gas prices were volatile throughout the quarter, and have remained so subsequent to December 31, 1999. On an Mcfe basis, the average price received by us during the six months ended December 31, 1999 was $2.43, a $0.30 increase (14%) from the $2.13 we received during the comparable period in 1998.

During the six months ended December 31, 1999 we paid $365,000 in cash settlements pursuant to our crude oil price-hedging program. The effect on the average crude oil prices we received during the period was a decrease of $3.16 per barrel (15%). During the six months ended December 31, 1999 we paid $366,000 in cash settlements and amortized $54,000 of deferred hedging costs regarding our natural gas price-hedging program. The net negative effect on the average natural gas prices we received during the period was $0.06 (2%). During the comparable period in 1998 we received $681,000 in cash settlements and amortized $66,000 of deferred hedging costs regarding our natural gas price-hedging program. The net positive effect on the average natural gas prices we received during the period was $0.10 per Mcf (5%). We received an additional $232,000 on our oil price-hedging program during the six months ended December 31, 1998, representing a positive effect on the average crude oil prices we received of $0.84 per barrel (7%).

SEVERANCE AND PRODUCTION TAXES: Severance and production taxes, which are based on the revenues derived from the sale of crude oil and natural gas, were $585,000 ($0.09 per Mcfe) during the six months ended December 31, 1999, as compared to $844,000 ($0.10 per Mcfe) during the comparable period in 1997. The decrease of $259,000 (31%) is primarily a result of the 19% decrease revenues for the six month period ended December 31, 1999, as compared to the same period for 1998. In addition, production taxes as a percentage of oil and gas sales declined from 4.6% to 4.0% as a result of the June 1999 property sale.

PRODUCTION EXPENSES: The Company's lease operating expenses fell to $2.7 million for the six months ended December 31, 1999, a decrease of $2.5 million (47%) from the $5.2 million incurred during the comparable period in 1998. This decrease is primarily the result of the 17% decline in our production of crude oil and natural gas from comparable properties and the drop in production from the properties we sold at the end of June 1999. Lease operating expenses were $0.44 per Mcfe during the six months ended December 31, 1999, a decrease of $0.16 (26%) from the $0.60 per Mcfe incurred during the comparable period in 1998. This improvement is primarily the result of the sale of properties at the end of June 1999. The properties we sold had higher operating costs per Mcfe than the properties we currently own.

DEPLETION, DEPRECIATION AND AMORTIZATION EXPENSE: Depletion and oil field equipment related depreciation costs



                                                                          Pg. 11
were $4.3 million ($0.70 per Mcfe) during the six months ended December 31, 1999, a decrease of $2.5 million (37%) from the $6.8 ($0.79 per Mcfe) charged to income during the comparable period in 1998. On a cost per Mcfe basis, the decrease of $0.09 per Mcfe (11%) is primarily the result of the $28 million and $35 million non-cash write-downs of oil and gas property carrying values we recorded at June 30, 1998 and December 31, 1998, respectively. We were not required to record a similar write-down at December 31, 1999.

GENERAL AND ADMINISTRATIVE EXPENSES: The increase of $96,000 in general and administrative costs for the six months ended December 31, 1999, compared to the same period for 1998, is primarily the result of increased professional fees as we evaluate the most effective way to restructure our capital structure.

INTEREST EXPENSE: Interest expense was $9.2 million for the six months ended December 31, 1999, an increase of $65,000 over the $9.1 million incurred during the six months ended December 31, 1998. The interest expense of $9.2 million is comprised of $8.4 million in cash interest charges and $790,000 in amortized deferred costs as compared to $8.4 million in cash interest charges and $671,000 of amortized deferred costs for the six months ended December 31, 1998. The $53,000 increase in amortized deferred costs arose as a result of changing the maturity date of the Old Credit Agreement from April 2003 to October 2000.

EXTRAORDINARY LOSS: In October 1999 we replaced the Old Credit Agreement with the Restated Credit Agreement. As a result, we have written-off $1,130,000 in unamortized deferred costs associated with the Old Credit Agreement. In July 1998 we unwound a LIBOR interest rate swap at a cost of $3,549,000.

NET LOSS: We have incurred losses since inception, including $7.6 million ($0.22 per common share) for the six months ended December 31, 1999 compared to $43.0 million ($1.32 per common share) for the six months ended December 31, 1998. The decline in oil and natural gas prices between December 31, 1997 and December 31, 1998 caused us to record non-cash write-downs of oil and gas properties of $28 million and $35 million for the year ended June 30, 1998 and for the three and six months ended December 31, 1998, respectively. Further declines in oil and natural gas prices could lead to additional non-cash write-downs of our oil and gas properties. We currently believe, but cannot assure, that our future revenues from crude oil and natural gas will continue to be sufficient to cover our production costs and operating expenses, excluding depletion, depreciation and amortization, provided that the prevailing prices for crude oil and natural gas do not decline further and production volume is maintained. We entered the 2000 fiscal year (July 1, 1999 to June 30, 2000) with a plan to improve production from our oil and gas properties. During the three months ended December 31, 1999 we produced 3.2 Bcfe, an increase of 160 million Mcf (5%) over the 3.0 Bcfe we produced during the 3 months ended September 30, 1999. Our revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil and natural gas we produce (see `-Changes in Prices and Hedging Activities'). In addition, our proved reserves will decline as crude oil and natural gas are produced unless we are successful in acquiring additional properties containing proved reserves or conducting successful exploration and development activities.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Consistent with our strategy of acquiring and developing reserves, we have an objective of maintaining as much financing flexibility as is practicable. Since we commenced our oil and natural gas operations, we have utilized a variety of sources of capital to fund our acquisitions and development and exploitation programs, and to fund our operations.

Our general financial strategy is to use cash flow from operations, debt financings and the issuance of equity securities to service interest on our indebtedness, to pay ongoing operating expenses, and to contribute toward further development of our existing proved reserves as well as additional acquisitions. Historically cash from operations has not been sufficient to fund the further development of our existing proved reserves or to fund additional acquisitions. There can be no assurance that cash from operations will be sufficient in the future to cover all such purposes.



                                                                          Pg. 12

We have planned development and exploitation activities for all of our major operating areas. In addition, we are continuing to evaluate oil and natural gas properties for future acquisition. Historically, we have used the proceeds from the sale of our securities in the private equity market and borrowings under our credit facilities to raise cash to fund acquisitions or repay indebtedness incurred for acquisitions. We have also used our securities as a medium of exchange for other companies' assets in connection with acquisitions. However, there can be no assurance that such sources will be available to us to meet our budgeted capital spending. Furthermore, our ability to borrow other than under the Restated Credit Agreement dated as of October 22, 1999 with Ableco Finance LLP (`Ableco') and Foothill Capital Corporation (`Foothill') is subject to restrictions imposed by the Restated Credit Agreement. If we cannot secure additional funds for our planned development and exploitation activities, then we will be required to delay or reduce substantially our development and exploitation efforts.

SOURCES OF CAPITAL: Our principal sources of capital for funding our business activities have been cash flow from operations, debt financings and the issuance of equity securities. Historically, our sources of funds from debt financings included funds available under the Old Credit Agreement, DEM denominated bonds issued to European investors, the 12.5% Senior Notes and a capital lease.

On October 22, 1999 Ableco and Foothill acquired our outstanding note from Bank of Montreal, as agent for the lenders party to the Old Credit Agreement. We then entered into the Restated Credit Agreement dated October 22, 1999 with Ableco and Foothill. The Restated Credit Agreement, in which we provide a first secured lien on all of our assets, allows for borrowings of up to $50 million (subject to borrowing base limitations) from such lenders to fund, among other things, development and exploitation expenditures, acquisitions and general working capital. Our borrowing base is currently $25 million, of which $14.75 million is outstanding as of February 9, 2000.

The Restated Credit Agreement matures on October 22, 2001. There are no scheduled principal repayments. The Restated Credit Agreement bears interest as follows:

o      when the borrowings are less than $25 million, bank prime plus 2%;
o      when the borrowings are $25 million or greater, bank prime plus 4.5%;
o      on amounts securing letters of credit issued on our behalf, 3%

The funds were used as follows:

o      $8.0 million to retire the borrowings under the Old Credit Agreement;
o $0.3 million to pay accrued interest charges and outstanding restructuring fees to the former lenders;
o $3.3 million to terminate the ceiling component of a natural gas hedging contract with Bank of Montreal;
o $1.2 million to fund the costs (principally fees paid to the lenders and their counsel) of the transaction

In addition, we have a letter of credit outstanding in the amount of $1.8 million, as of February 9, 2000, to an affiliate of Enron Corporation to secure a swap exposure.

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

USES OF CAPITAL

Since commencing our oil and natural gas operations in August 1994 we have completed 19 acquisitions of oil and natural gas producing properties. Through December 31, 1999 we have expended a total of $181 million in acquiring, developing and exploiting oil and natural gas producing properties. Initially, our operations represented a net use of funds. As demonstrated in the operating results for the year ended June 30, 1999 and the three and six months ended December 31, 1999 we currently generate a positive cash flow from operations. During the three and six months ended December 31, 1999 we spent $2.7 million and $3.1 million, respectively, on developing and exploiting our oil and natural gas producing properties. We expect to spend a further $3.9 million on discretionary capital expenditures through June 2000 for exploitation and development projects. We are not contractually



                                                                          Pg. 13
obligated to fund any capital expenditures through June 2000. During the three and six months ended December 31, 1999 we incurred debt issuance and other deferred costs of $1.3 million and $1.9 million, respectively.

During January 2000 we redeemed DEM 400,000 ($211,000) of our 12% DEM denominated bonds for DEM 392,000 ($206,000). The remaining DEM 1,200,000 ($633,000) of these bonds mature on July 15, 2000.

We continue to evaluate acquisition opportunities, however there are no existing agreements regarding any acquisitions. An acquisition would require the issuance of additional debt and or equity securities. There are no assurances that we will be able to obtain additional financing, or that such financing, if obtained, will be on terms favorable to us.

In light of our highly levered capital structure, we have retained the services of Friedman, Billings, Ramsey and Co., Inc. ("FBR") to advise and assist us in restructuring our capital structure.

INFLATION

During the past several years, we have experienced moderate increases in property acquisition and development costs. During the fiscal year ended June 30, 1999 we received somewhat lower commodity prices for the natural resources produced from our properties. Oil and gas prices have increased during the three and six months ended December 31, 1999. Our results of operations and cash flow have been, and will continue to be, affected to a certain extent by the volatility in oil and natural gas prices. Should we experience a significant increase in oil and natural gas prices that is sustained over a prolonged period, we could expect that there would be also be a corresponding increase in oil and natural as finding and development costs, lease acquisition costs and operating expenses.

CHANGES IN PRICES AND HEDGING ACTIVITIES

Annual average oil and natural gas prices have fluctuated significantly over the last two years. The table below sets out our weighted average price per barrel of oil and the weighted average price per Mcf of natural gas, the impact of our hedging programs and the related NYMEX indices.


                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                         DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                             1999            1998            1999            1998
                                                         ------------    ------------    ------------    ------------
Gas (per mcf)
  Price received at wellhead                             $       2.48    $       2.03    $       2.41    $       2.03
  Effect of hedge contracts                                     (0.05)           0.06           (0.06)           0.10
                                                         ------------    ------------    ------------    ------------
  Effective price received, including hedge contracts    $       2.43    $       2.09    $       2.35    $       2.13

  Average NYMEX Henry Hub                                $       2.60    $       2.13    $       2.60    $       2.08
  Average basis differential including hedge contracts   $      (0.17)   $      (0.04)   $      (0.25)   $       0.05
  Average basis differential excluding hedge contracts   $      (0.12)   $      (0.10)   $      (0.19)   $      (0.05)

Oil (per barrel)
  Average price received at wellhead per barrel          $      23.11    $      11.77    $      21.45    $      11.91
  Average effect of hedge contract                              (0.06)           1.20           (3.16)           0.84
                                                         ------------    ------------    ------------    ------------
  Average price received, including hedge contracts      $      23.05    $      12.97    $      18.29    $      12.75

  Average NYMEX Sweet Light Oil                          $      24.51    $      12.92    $      23.12    $      13.53
  Average basis differential including hedge contracts   $      (1.46)   $       0.05    $      (4.83)   $      (0.78)
  Average basis differential excluding hedge contracts   $      (1.40)   $      (1.15)   $      (1.67)   $      (1.62)


The operator of a significant natural gas producing property in which we hold a net profits interest had placed a fixed price contract for the period January 1 through early October 1999. The prices for this contract, from a retrospective perspective when compared to Henry Hub prices, were favorable during the three months ended March 31, 1999 but became, in the fullness of time, unfavorable for the following six months. The fixed prices under this contract reduced the average wellhead price we received during the six months ended December 31, 1999 by approximately $0.11 per Mcf. This fixed price contract expired during October 1999.



                                                                          Pg. 14

We had a contract with an affiliate of Enron involving the hedging of a portion of our future natural gas production involving floor and ceiling prices as set out in the table below. We shared 50% of the price of NYMEX Henry Hub in excess of the ceiling price. This contract has expired. The volumes presented in this table are divided equally over the months during the period.

                                                   Volume      Floor     Ceiling
      Period Beginning        Period Ending       (MMBtu)      Price      Price
     -----------------       ---------------      -------      -----     -------
     September 1, 1997       August 31, 1998      600,000      $1.90      $2.66

We had a contract with an affiliate of Enron involving the hedging of a portion of our future crude oil production involving floor and ceiling prices as set out in the table below. We shared 50% of the price of NYMEX Henry Hub in excess of the ceiling price. This contract has expired. The volumes presented in this table are divided equally over the months during the period.

                                                   Volume      Floor     Ceiling
      Period Beginning        Period Ending       (Barrels)    Price      Price
     -----------------       ---------------      --------     ------    -------
     September 1, 1997       August 31, 1998       120,000     $18.00     $20.40

Effective May 1, 1998 through October 31, 1999 we had a contract with Bank of Montreal involving the hedging of a portion of our future natural gas production involving floor and ceiling prices as set out in the table below. The volumes presented in this table are divided equally over the months during the period.

                                                   Volume      Floor     Ceiling
      Period Beginning       Period Ending        (MMBtu)      Price      Price
     -----------------      ----------------     ---------     -----     -------
       January 1, 1999      October 31, 1999     3,608,333     $2.00      $2.70

Effective November 1, 1999 we unwound the ceiling price limitation on our natural gas price hedging contract with Bank of Montreal at a cost of $3.3 million. The table below sets out the volume of natural gas that remains under contract with the Bank of Montreal at a floor price of $2.00 per MMBtu. The volumes set out in this table are divided equally over the months during the period:

                                                         Volume
Period Beginning             Period Ending              (MMBtu)
----------------             -------------             ---------
November 1, 1999             December 31, 1999           721,667
January 1, 2000              December 31, 2000         3,520,000
January 1, 2001              December 31, 2001         2,970,000
January 1, 2002              December 31, 2002         2,550,000
January 1, 2003              December 31, 2003         2,250,000

The table below sets out volume of natural gas hedged with a floor price of $1.90 per MMBtu with Enron. The volumes presented in this table are divided equally over the months during the period:

                                                         Volume
Period Beginning             Period Ending              (MMBtu)
----------------             -------------             ---------
January 1, 1999              December 31, 1999         1,080,000
January 1, 2000              December 31, 2000           880,000
January 1, 2001              December 31, 2001           740,000
January 1, 2002              December 31, 2002           640,000
January 1, 2003              December 31, 2003           560,000

The table below sets out volume of natural gas hedged with a swap at $2.40 per MMBtu with Enron. The volumes presented in this table are divided equally over the months during the period:


                                                                          Pg. 15

                                                            Volume
Period Beginning             Period Ending                 (MMBtu)
----------------             -------------                ---------
January 1, 1999              December 31, 1999            2,710,000
January 1, 2000              December 31, 2000            2,200,000
January 1, 2001              December 31, 2001            1,850,000
January 1, 2002              December 31, 2002            1,600,000
January 1, 2003              December 31, 2003            1,400,000

The table below sets out volume of crude oil hedged with a swap with Enron. All of these contracts have expired. The volumes presented in this table are divided equally over the months during the period:

                                                           Volume
    Period Beginning       Period Ending                  (Barrels)        Price per barrel
    ----------------       -------------                  ---------        ----------------
    March 1, 1999          August 31, 1999                  60,000              $13.50
    April 1, 1999          September 30, 1999               30,000              $14.35
    April 1, 1999          September 30, 1999               30,000              $14.82

The table below sets out the volume of crude oil hedged with a contract with Enron involving floor and ceiling prices as set out in the table below. The volumes presented in this table are divided equally over the months during the period.

                                              Volume       Floor Price     Ceiling Price
    Period Beginning       Period Ending     (Barrels)      per Barrel       per Barrel
    ----------------       -------------     ---------     -----------     -------------
    December 1, 1999       March 31, 2000       40,000       $22.90           $25.77
    April 1, 2000          June 30, 2000        15,000       $23.00           $28.16

INTEREST RATE HEDGING

We entered into a forward LIBOR interest rate swap effective for the period June 30, 1998 through June 29, 2009 at a rate of 6.30% on $125.0 million. We entered into this interest rate swap at a time when interest rates were rising. Our objective was to mitigate the risk of our having to pay higher than expected interest rates on what eventually became our 12 1/2% Senior Notes due 2008. The swap would have also served as an interest hedge on our indebtedness under the credit agreement and certain short term loans used to finance the April 1998 acquisition of our net profit and royalty interests in the event that we failed to complete the private placement of the unsecured notes. Once the private placement of the 12 1/2% Senior Notes was completed we no longer had the variable rate debt required to offset the interest rate hedge position. On July 9, 1998, we unwound this swap at a cost to us of approximately $3.5 million, using a portion of the proceeds from the Notes proceeds. This cost was expensed as an extraordinary loss during the three months ended September 30, 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 3. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Changes in Prices and Hedging Activities".

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

OTHER ISSUANCES OF COMMON STOCK. During the three and six months ended December 31, 1999, pursuant to Section 3(a)(9) of the Securities Act, the Company issued an aggregate of 2,128,951 and 2,395,676 shares, respectively, of Common Stock to stockholders who exercised 78,000 and 100,957 repricing rights, respectively, under the Amended and Restated Securities Purchase Agreement dated as of July 8, 1998 among the Company and the buyers signatory thereto. The repricing rights were issued in connection with a July 1998 private placement and permit the holders to acquire shares of Common Stock without the payment of additional consideration if the



                                                                          Pg. 16

Company's Common Stock does not achieve certain price thresholds in excess of the original issuance of the shares purchased by the holders in the July 1998 private placement. The resale of these shares of Common Stock is registered pursuant to Registration Statements on Form S-3 filed by the Company and declared effective by the Securities and Exchange Commission.

During the three and six months ended December 31, 1999, pursuant to Section 3(a)(9) of the Securities Act, the Company issued an aggregate of 107,593 and 1,127,946 shares, respectively, upon conversion of 40 and 450 shares, respectively, of the Company's Series C Convertible Preferred Stock by the holders thereof. The resale of these shares of Common Stock is registered pursuant to a Registration Statement on Form S-3 filed by the Company and declared effective by the Securities and Exchange Commission.

Due to the current market price of the Company's Common Stock, it is likely that additional shares of Common Stock will be issued upon exercise of Repricing Rights and upon conversion of the Series C Convertible Preferred Stock.

ITEM 5.  OTHER INFORMATION

AMENDED CREDIT FACILITY Please see Part I - Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the Restated Credit Facility and the termination of the ECT Revolving Credit Facility. Certain documentation with respect to the Restated Credit Agreement was filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

NASDAQ SMALLCAP MARKET LISTING At the close of business November 10, 1999 our common stock was delisted from the Nasdaq SmallCap Market. This action was solely attributable to our inability to satisfy the Nasdaq SmallCap Market maintenance standards for the continued listing of common stock. Our common stock is listed on the OTC:Bulletin Board under the symbol QSRI.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  EXHIBITS.
         27   Financial Data Schedule


    (b)  REPORTS ON FORM 8-K.
         NONE


                                                                          Pg. 17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

QUEEN SAND RESOURCES, INC. (DELAWARE)


                                      By:   /s/ EDWARD. J. MUNDEN
                                            ------------------------------------
                                            Edward. J. Munden
                                            President and Chief Executive Officer



                                      By:   /s/ RONALD BENN
                                            ------------------------------------
                                            Ronald Benn
                                            Chief Financial Officer
QUEEN SAND RESOURCES, INC. (NEVADA)


                                      By:   /s/ EDWARD. J. MUNDEN
                                            ------------------------------------
                                            Edward. J. Munden
                                            President and Chief Executive Officer



                                      By:   /s/ RONALD BENN
                                            ------------------------------------
                                            Ronald Benn
                                            Vice President (Principal Financial Officer)

QUEEN SAND OPERATING COMPANY


                                      By:   /s/ EDWARD. J. MUNDEN
                                            ------------------------------------
                                            Edward. J. Munden
                                            President and Chief Executive Officer



                                      By:   /s/ RONALD BENN
                                            ------------------------------------
                                            Ronald Benn
                                            Vice President (Principal Financial Officer)

CORRIDA RESOURCES, INC.


                                      By:   /s/ EDWARD. J. MUNDEN
                                            ------------------------------------
                                            Edward. J. Munden
                                            President and Chief Executive Officer



                                      By:   /s/ RONALD BENN
                                            ------------------------------------
                                            Ronald Benn
                                            Treasurer (Principal Financial Officer)



                                                                          Pg. 18

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------

27                Financial Data Schedule