Form 10-Q
period 2000-09-30
DEVX ENERGY INC; DEVX OPERATING CO; DEVX ENERGY INC /NV/; CORRIDA RESOURCES INC
filed 2000-11-14
CIK 943548, 1068118, 1068119, 1068120

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q

                                   ----------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ___ TO ___

                          Commission File No. 0-21179


                               DEVX ENERGY, INC.
                               DEVX ENERGY, INC.
                             DEVX OPERATING COMPANY
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

                          13760 NOEL ROAD, SUITE 1030
                       L.B. #31, DALLAS, TEXAS 75240-7336
               (Address of principal executive offices) (Zip code)

                                 (972) 233-9906
              (Registrants' telephone number, including area code)

                           QUEEN SAND RESOURCES, INC.
              (Former name, former address and former fiscal year,
                         if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 2000:
11,250,000

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       DEVX ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                       September 30,           June 30,
                                                                            2000                 2000
                                                                       -------------        -------------
                                    Assets
Current assets:
  Cash                                                                 $   2,003,000        $  11,881,000
  Other current assets                                                     7,745,000            6,643,000
                                                                       -------------        -------------
         Total current assets                                              9,748,000           18,524,000

Net property and equipment                                                94,401,000           92,525,000
Other assets                                                               8,060,000            8,144,000
                                                                       -------------        -------------

                                                                       $ 112,209,000        $ 119,193,000
                                                                       =============        =============


                     Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and other                                           $   6,261,000        $   9,951,000
  Current portion of long-term debt                                               --              584,000
                                                                       -------------        -------------
         Total current liabilities                                         6,261,000           10,535,000

Long-term obligations, net of current portion                            139,000,000          143,500,000

Derivatives                                                                8,866,000                   --

Commitments

Stockholders' deficit:
  Preferred stock, $.01 par value, authorized 50,000,000 shares:
    issued and outstanding 9,602,173 shares at
    September 30 and June 30, 2000                                            96,000               96,000
  Common stock, $.0015 par value, authorized 100,000,000 shares:
     issued and outstanding 80,688,538 shares at
     September 30 and June 30, 2000                                          135,000              135,000
  Additional paid-in capital                                              65,112,000           65,112,000
  Accumulated deficit                                                    (91,144,000)         (92,934,000)
  Accumulated other comprehensive loss                                    (8,866,000)                  --
  Treasury stock                                                          (7,251,000)          (7,251,000)
                                                                       -------------        -------------

                           Total stockholders' deficit                   (41,918,000)         (34,842,000)
                                                                       -------------        -------------

                                                                       $ 112,209,000        $ 119,193,000
                                                                       =============        =============


See accompanying notes to unaudited interim period consolidated condensed financial statements.



                                                                           Pg. 2

                       DEVX ENERGY, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                   Three months ended September 30,
                                                                  ----------------------------------
                                                                       2000                 1999
                                                                  -------------        -------------
Revenues:
   Oil and gas sales                                              $   1,317,000        $     360,000
   Net profits and royalties interests                                8,944,000            5,162,000
   Interest and other income                                             15,000               21,000
                                                                  -------------        -------------
Total revenues                                                       10,276,000            5,543,000
                                                                  -------------        -------------

Expenses:
   Oil and gas production expenses                                      464,000              158,000
   Depreciation, depletion and amortization                           2,074,000            2,270,000
   General and administrative                                           924,000              720,000
   Interest and financing expense                                     4,941,000            4,637,000
                                                                  -------------        -------------
Total expenses                                                        8,403,000            7,785,000
                                                                  -------------        -------------
Operating income (loss)                                               1,873,000           (2,242,000)
Change in fair value of derivatives                                    (496,000)                  --
                                                                  -------------        -------------
Income (loss) before cumulative effect of accounting change           1,377,000           (2,242,000)
Cumulative effect of accounting change, net of tax
                                                                        413,000                   --
                                                                  -------------        -------------
Net income (loss)                                                 $   1,790,000        $  (2,242,000)
                                                                  =============        =============

Basic per share amounts:
   Income before accounting change                                $        0.02        $       (0.07)
                                                                  =============        =============
   Cumulative effect of accounting change                         $          --        $          --
                                                                  =============        =============
   Net income (loss)                                              $        0.02        $       (0.07)
                                                                  =============        =============

Diluted per share amounts:
   Income before accounting change                                $        0.01        Not applicable
                                                                  =============
   Cumulative effect of accounting change                                    --        Not applicable
                                                                  =============
   Net Income                                                     $        0.01        Not applicable
                                                                  =============
Weighted average shares outstanding:
   Basic                                                             80,689,000           33,842,000
                                                                  =============        =============
   Diluted                                                          257,747,000        Not applicable
                                                                  =============


          See accompanying notes to unaudited interim period consolidated condensed financial statements.



                                                                          Pg. 3

                       DEVX ENERGY, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          Three months ended September 30,
                                                          --------------------------------
                                                              2000                1999
                                                          ------------        ------------
Cash flows from operating activities:
  Net income (loss)                                       $  1,790,000        $ (2,242,000)
  Depreciation, depletion and amortization                   2,500,000           2,721,000
  Unrealized gains in foreign currencies                        (1,000)            (45,000)
  Net change in operating assets and liabilities            (4,814,000)         (5,174,000)
                                                          ------------        ------------
              Net cash used in operating activities           (525,000)         (4,740,000)
                                                          ------------        ------------
Cash flows used in investing activities
   Additions to property and equipment                      (3,948,000)           (412,000)
                                                          ------------        ------------

Cash flows from financing activities:
  Debt issuance and other deferred costs                            --            (638,000)
  Deferred recapitalization costs                             (342,000)                 --
  Payments on long-term obligations                         (5,063,000)                 --
                                                          ------------        ------------
              Net cash used in financing activities         (5,405,000)           (638,000)
                                                          ------------        ------------

Net decrease in cash                                        (9,878,000)         (5,790,000)
Cash at beginning of period                                 11,881,000           9,367,000
                                                          ------------        ------------
Cash at end of period                                     $  2,003,000        $  3,577,000
                                                          ============        ============




              See accompanying notes to unaudited period consolidated condensed financial statements.






                                                                          Pg. 4

                       DEVX ENERGY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2000
                                  (unaudited)

(1)    Basis of Presentation

       The accompanying consolidated financial statements include the accounts of DevX Energy, Inc. and its wholly owned subsidiaries (collectively, the "Company") after elimination of all significant intercompany balances and transactions. The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While management has based its assumptions and estimates on the facts and circumstances currently known, final amounts may differ from such estimates.

       The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the operating results for the full fiscal year ending June 30, 2001. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's Annual Report filed on Form 10-K for the fiscal year ended June 30, 2000.

(2)    Recapitalization

       On October 31, 2000, the Company completed a public offering of 10,000,000 shares of its common stock at a price per share to the public of $7.00. The aggregate net proceeds to the Company (after deducting underwriter discount and estimated expenses) were approximately $63.5 million. The Company has granted the underwriters an option, exercisable for 30 days from October 26, 2000, to purchase up to 1,500,000 additional shares of common stock to cover over-allotments, if any. Simultaneously with the closing of the offering, the Company completed a recapitalization which included: (a) a reverse stock split of every 156 outstanding shares of common stock into one share; (b) the exchange of all preferred stock, all warrants exercisable for shares of common stock and all unexercised common stock repricing rights for 732,500 shares of post reverse-split common stock; and (c) the repurchase of $75 million face value of 12 1/2% senior notes for approximately $52.5 million. Additionally, the Company used proceeds from the offering to pay down the balance on its revolving credit facility by $11 million.

(3)    Accounting Change

       The Company utilizes certain derivative financial instruments, primarily swaps, floors and collars, to hedge future oil and gas prices. Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. The Company estimates fair value based on quotes obtained from the counterparties to the derivative contracts. The Company recognizes the fair value of derivative contracts that expire in less than one year as current assets or liabilities. Those that expire in more than one year are recognized as long term assets or liabilities. Derivatives that are not accounted for as hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.




                                                                          Pg. 5

       Upon adoption of SFAS No. 133, the Company had four open derivative contracts. One contract, a natural gas swap, has been designated as a cash flow hedge. For derivatives classified as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of any change in the fair value of a derivative designated as a hedge is immediately recognized in earnings. Hedge effectiveness is measured quarterly based on the relative fair value between the derivative contract and the hedged item over time. At adoption, the Company recognized a derivative liability and a reduction in other comprehensive income of approximately $5,515,000 as a cumulative effect of accounting change for this cash flow hedge. During the three months ended September 30, 2000, the Company recognized an increase in the derivative liability and an associated other comprehensive loss totaling approximately $3,351,000.

       Additionally upon adoption, the Company recognized a net derivative asset of approximately $651,000 for the remaining three open derivative contracts, and a related gain of approximately $413,000 as a cumulative effect of accounting change in earnings. During the three months ended September 30, 2000, the Company recognized a loss in earnings of approximately $496,000 related to the net change in the fair value of these derivative contracts.

(4)    Comprehensive Income

       Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three months ended September 30, 2000, the Company's comprehensive loss differed from net income by approximately $8,860,000, due to the effect of adoption of SFAS No. 133. There were no differences between comprehensive income and net loss for the three months ended September 30, 1999.

(5)    Hedging Activities

       During the three months ended September 30, 2000 the Company paid $44,000 in cash settlements on its crude oil hedges and $1,050,000 in cash settlements on it natural gas hedges, which are included in net profits and royalty interests.

(6)    Income Taxes

       Income tax expense is not reflected in the accompanying statement of operations for the three months ended September 30, 2000, due to the recognition of existing net operating loss carryforwards by the Company.



                                                                          Pg. 6

(7)    Earnings Per Share

       The following table sets forth the computation of basic and diluted earnings per common share:

                                                            Three months ended
                                                               September 30,
                                                     ---------------------------------
                                                          2000                1999
                                                     ------------       --------------
Numerator:
    Numerator for basic earnings per
      common share - net earnings                    $  1,790,000       $   (2,242,000)
                                                     ============       ==============
Denominator:
    Denominator for basic earnings per
      common share - weighted-average shares           80,689,000           33,842,000
    Dilutive effect of convertible preferred
      stock                                            35,112,000                   --
    Dilutive effect of common stock repricing
      rights                                          141,946,000                   --
                                                     ------------       --------------
    Denominator for diluted earnings per
      common share - adjusted weighted-average
      shares                                          257,747,000           33,842,000
                                                     ============       ==============

Earnings per common share - basic                    $       0.02       $        (0.07)
                                                     ============       ==============
Earnings per common share - diluted                  $       0.01       $        (0.07)
                                                     ============       ==============



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this document that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our operations. Also, when we use any of the words "believes," "expects," "intends," "anticipates" or similar expressions, we are making forward-looking statements. Examples of types of forward-looking statements include statements on our oil and natural gas reserves; future acquisitions; future drilling and operations; future capital expenditures; future production of oil and natural gas; and future net cash flow. You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect our future financial results and performance and cause our results or performance to differ materially from those expressed in our forward-looking statements: the timing and extent of changes in prices for oil and natural gas; the need to acquire, develop and replace reserves; our ability to obtain financing to fund our business strategy; environmental risks; drilling and operating risks; risks related to exploration, development and exploitation projects; competition; government regulation; and our ability to meet our stated business goals. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for these statements.



                                                                          Pg. 7

RECAPITALIZATION

On October 31, 2000, the Company completed a public offering of 10,000,000 shares of its common stock at a price per share to the public of $7.00. The aggregate net proceeds to the Company (after deducting underwriter discount and estimated expenses) were approximately $63.5 million. The Company has granted the underwriters an option, exercisable for 30 days from October 26, 2000, to purchase up to 1,500,000 additional shares of common stock to cover over-allotments, if any. Simultaneously with the closing of the offering, the Company completed a recapitalization which included: (a) a reverse stock split of every 156 outstanding shares of common stock into one share; (b) the exchange of all preferred stock, all warrants exercisable for shares of common stock and all unexercised common stock repricing rights for 732,500 shares of post reverse-split common stock; and (c) the repurchase of $75 million face value of 12 1/2% senior notes for approximately $52.5 million. Additionally, the Company used proceeds from the offering to pay down the balance on its revolving credit facility by $11 million.

SELECTED FINANCIAL DATA

The following tables set forth selected financial data for the Company, presented as if our net profits interests had been accounted for as working interests. The financial data were derived from the Consolidated Financial Statements of the Company and should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included herein. The results of operations for the three months ended September 30, 2000 will not necessarily be indicative of the operating results for the full fiscal year ending June 30, 2001.


                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                             2000               1999
                                                        ------------        ------------
     Oil and gas sales (1)                              $ 11,394,000        $  6,873,000
     Oil and gas production expenses (1)                   1,597,000           1,536,000
     General and administrative expenses                     924,000             720,000
                                                        ------------        ------------
     EBITDA (2)                                            8,873,000           4,617,000
     Interest expense, excluding amortization of
       deferred charges (3)                                4,515,000           4,159,000
     Depreciation, depletion and amortization (4)          2,500,000           2,721,000
     Interest and other income                               (15,000)            (21,000)
                                                        ------------        ------------
     Net income (loss) from operations                  $  1,873,000        $ (2,242,000)
                                                        ============        ============

-----------------

(1) Oil and natural natural gas sales and production expenses related to net profits interests have been presented as if such net profits interests had been accounted for as working interests, net of cash settlements on hedges.

(2) EBITDA represents earnings before interest expense, income taxes, depreciation, depletion and amortization expense, write down of oil and natural gas properties and extraordinary items and excludes interest and other income, change in derivative fair value and cumulative effect of accounting change. EBITDA is not a measure of income or cash flows in accordance with generally accepted accounting principles, but is presented as a supplemental financial indicator as to our ability to service or incur debt. EBITDA is not presented as an indicator of cash available for discretionary spending or as a measure of liquidity. EBITDA may not be comparable to other similarly titled measures of other companies. Our credit agreement requires the maintenance of specified EBITDA ratios. EBITDA should not be considered in isolation or as a substitute for net income, operating cash flow or any other measure of financial performance prepared in accordance with generally accepted accounting principles or as a measure of our profitability or liquidity

(3)  Interest charges payable on outstanding debt obligations.

(4) Depreciation, depletion and amortization includes $426,000 and $478,000 of amortized deferred charges related to debt obligations and $0 and $27,000 of amortized deferred charges related to the Company's natural gas price hedging program for the three months ended September 30, 2000 and 1999, respectively.



                                                                          Pg. 8

                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                                       2000          1999
                                                                     -------       -------
           PRODUCTION VOLUMES:
              Natural gas (MMcf)                                     2,413.9       2,668.9
              Oil (MBbls)                                               51.1          59.6
              Total natural gas equivalent (Mmcfe)                   2,720.5       3,026.6

           AVERAGE SALES PRICE:
              Natural gas ($/Mcf)                                     $ 4.10        $ 2.26
              Oil ($/Bbl)                                             $29.26        $13.93
              Natural gas equivalent (per Mcfe)                       $ 4.19        $ 2.27

           SELECTED EXPENSES (PER MCFE):
              Lease operating expense                                 $ 0.44        $ 0.42
              Production taxes                                        $ 0.14        $ 0.09
              Depreciation, depletion and amortization of oil
                and natural gas properties                            $ 0.76        $ 0.74
              General and administrative expenses                     $ 0.34        $ 0.24
              Interest and financing charges                          $ 1.66        $ 1.37


The following discussion of the results of operations and financial condition should be read in conjunction with the Consolidated Condensed Financial Statements and related Notes thereto included herein.

THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

RESULTS OF OPERATIONS

The following discussion and analysis reflects the operating results as if the net profits interest were working interests. We believe that this will provide the readers of the report with a more meaningful understanding of the underlying operating results and conditions for the period.

REVENUES: Our total revenues increased by $4.5 million, or 66%, to $11.4 million for the three months ended September 30, 2000, from $6.9 million during the comparable period in 1999.

We produced 51,000 barrels of crude oil during the three months ended September 30, 2000, a decrease of 9,000 barrels, or 14%, from the 60,000 barrels produced during the comparable period in 1999. The decrease in production of crude oil from the properties owned during the comparative quarters is comprised of two components:

         o Oil production from our Segno field interests has not been meeting production expectations. This under performance represents approximately 38% of the overall decrease in production. We are discussing alternatives with the operator of the property.

         o The final component of this decline is the result of the natural depletion of the crude oil reservoirs.

We produced 2.4 Bcf of natural gas during the three months ended September 30, 2000, a decrease of 255,000 Mcf, or 10%, from the 2.7 Bcf produced during the comparable period in 1999. This decrease consists of a decrease of 174,000 Mcf, or 7%, from the properties that we owned during both periods and a decrease of 81,000 Mcf from the properties that we sold at the end of June 2000. The decrease in production from the properties owned during the comparative quarters is comprised of the following three components, in addition to natural depletion:




                                                                          Pg. 9

         o Capital projects in our Lopeno and Volpe fields conducted during the quarter ended September 30, 2000 did not generate expected results. This under performance represents approximately 50% of the overall decrease in production.

         o Our Moorewood field interests did not meet production expectations, accounting for approximately 13% of the overall production decrease. We are currently reviewing this property.

         o Our J.C. Martin field interests performed better than expected, primarily due to results of wells drilled during the past year.

On a thousand cubic feet of gas equivalent ("Mcfe") basis, production for the three months ended September 30, 2000 was 2.7 Bcfe, down 0.3 Bcfe, or 10%, from the 3.0 Bcfe produced during the comparable period in 1999. Production from properties that we owned during both periods was down 226,000 Mcfe, or 8%, during the three months ended September 30, 2000 when compared to production during the three months ended September 30, 1999.

The increase in revenues was a combination of lower production volumes and a significant, industry-wide increase in oil and natural gas prices. The average price per barrel of crude oil sold by us during the three months ended September 30, 2000 was $29.26, an increase of $15.33 per barrel, or 110%, over the $13.93 per barrel during the three months ended September 30, 1999. The average price per Mcf of natural gas sold by us was $4.10 during the three months ended September 30, 2000, an increase of $1.84 per Mcf, or 81%, over the $2.26 per Mcf during the comparable period in 1999. Crude oil and natural gas prices have remained at these elevated levels subsequent to September 30, 2000. On an Mcfe basis, the average price received by us during the three months ended September 30, 2000 was $4.19, a $1.92 increase, or 84%, over the $2.27 we received during the comparable period in 1999.

During the three months ended September 30, 2000 we paid $44,000 in cash settlements pursuant to our crude oil price-hedging program. The effect on the average crude oil prices we received during the period was a decrease of $0.86 per barrel, or 3%. We paid $358,000 on our oil price-hedging program during the three months ended September 30, 1999, representing a reduction on the average crude oil prices we received of $6.00 per barrel. During the three months ended September 30, 2000 we paid $1,050,000 in cash settlements under our natural gas price-hedging program. The net negative effect on the average natural gas prices we received during the period was $0.44, or 10%. During the comparable period in 1999 we paid $227,000 in cash settlements and amortized $27,000 of deferred hedging costs regarding our natural gas price-hedging program. The net negative effect on the average natural gas prices we received during the 1999 period was $0.08 per Mcf.

SEVERANCE AND PRODUCTION TAXES: Severance and production taxes, which are based on the revenues derived from the sale of crude oil and natural gas, were $391,000 during the three months ended September 30, 2000, as compared to $258,000 during the comparable period in 1999. This increase of $134,000, or 52%, is primarily the result of the 87% increase in wellhead prices we received during the three months ended September 30, 2000, offset by the 10% decline in production from the three months ended September 30, 2000.

On a cost per Mcfe basis, severance taxes were $0.14 per Mcfe for the three months ended September 30, 2000 compared to $0.09 per Mcfe for the comparable period ending September 30, 1999, an increase of 69%. Average wellhead prices rose by 87%, from $2.46 per Mcfe during the three months ended September 30, 1999 to $4.59 per Mcfe during the three months ended September 30, 2000.

PRODUCTION EXPENSES: Our lease operating expenses fell to $1.2 million for the three months ended September 30, 2000, a decrease of $73,000, or 6%, from the $1.3 million incurred during the comparable period in 1999. This decrease is primarily the result of 10% reduction in volumes produced during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Lease operating expenses were $0.44 per Mcfe during the three months ended September 30, 2000, an increase of $0.02, or 5%, from the $0.42 per Mcfe incurred during the comparable period in 1999. This increase in production expenses is within the normal range for our properties.





                                                                         Pg. 10

DEPLETION, DEPRECIATION AND AMORTIZATION EXPENSE: Depletion and oil field equipment related depreciation costs were $2.1 million, or $0.76 per Mcfe, during the three months ended September 30, 2000, a decrease of $175,000, or 8%, from the $2.2 million, or $0.74 per Mcfe, charged to income during the comparable period in 1999. This decrease in the provision is primarily a result of the 10% decline in our production for the three month period ended September 30, 2000, as compared to the same period for 1999. On a cost per Mcfe basis, the increase of $0.02 per Mcfe, or 2%, is primarily the result of revisions we have made to our expected capital expenditure programs, as part of our quarterly review of our crude oil and natural gas reserves.

GENERAL AND ADMINISTRATIVE EXPENSES: The increase of $204,000, or 28%, in general and administrative costs for the three months ended September 30, 2000 is primarily the result of a $200,000 severance payment made to the Company's former chief financial officer during September 2000.

INTEREST EXPENSE: Interest expense increased by $304,000, to $4.9 million for the three months ended September 30, 2000, compared to $4.6 million for the three months ended September 30, 1999. The interest expense of $4.9 million is comprised of $4.5 million in cash interest charges and $426,000 of amortized deferred debt issuance costs. During the three months ended September 30, 1999 there were $478,000 of amortized deferred debt issuance costs included in the interest expense of $4.6 million.

CHANGE IN DERIVATIVE FAIR VALUE: We adopted Statement of Financial Accounting Standards No. 133, (Accounting for Derivative Instruments and Hedging Activities), on July 1, 2000. As a result, we recorded a loss of $496,000 representing the change in fair value of our derivative contracts that are not accounted for as hedges, during the quarter ended September 30, 2000. We also recorded a gain of $413,000, representing the cumulative effect of adopting SFAS No. 133.

NET LOSS: We incurred losses from inception through the end of the three months ended March 31, 2000. Since that time we have recorded two consecutive quarters of operating income, including $1.8 million, or $0.02 per common share, for the three months ended September 30, 2000 compared to a loss of $2.2 million, or $0.07 per common share, for the three months ended September 30, 1999. Our profitability during these quarters is primarily attributable to significant industry wide increases in oil and natural gas prices. The decline in oil and natural gas prices between December 31, 1997 and December 31, 1998 caused us to record non-cash write-downs of oil and gas properties of $28 million and $35 million for the years ended June 30, 1998 and June 30, 1999, respectively. Future declines in oil and natural gas prices could lead to additional non-cash write-downs of our oil and gas properties. During the three months ended September 30, 2000 we produced 2.7 Bcfe, a decrease of 0.1 Bcfe, or 4%, from the 2.8 Bcfe we produced during the three months ended June 30, 2000. Our revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for crude oil and natural gas and the volumes of crude oil and natural gas we produce (see `-Changes in Prices and Hedging Activities'). In addition, our proved reserves will decline as crude oil and natural gas are produced unless we are successful in acquiring additional properties containing proved reserves or conducting successful exploration and development activities.

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





                                                                         Pg. 11

There can be no assurance that cash from operations will be sufficient in the future to cover all such purposes.

We have planned development and exploitation activities for all of our major operating areas. In addition, we are continuing to evaluate oil and natural gas properties for future acquisition. Historically, we have used the proceeds from the sale of our securities in the private equity market and borrowings under our credit facilities to raise cash to fund acquisitions or repay indebtedness incurred for acquisitions. We have also used our securities as a medium of exchange for other companies' assets in connection with acquisitions. However, there can be no assurance that such sources will be available to us to meet our budgeted capital spending. Furthermore, our ability to borrow other than under the amended and restated credit agreement dated as of October 22, 1999 with Ableco Finance LLP and Foothill Capital Corporation is subject to restrictions imposed by our credit agreement. If we cannot secure additional funds for our planned development and exploitation activities, then we will be required to delay or reduce substantially our development and exploitation efforts.

SOURCES OF CAPITAL

On October 31, 2000, we completed a public offering of 10,000,000 shares of our common stock at a price per share to the public of $7.00. The aggregate net proceeds to the Company (after deducting underwriter discounts and estimated expenses) were approximately $63.5 million. We have granted the underwriters an option, exercisable for 30 days from October 26, 2000, to purchase up to 1,500,000 additional shares of common stock to cover over-allotments, if any.

On October 31, 2000 we also completed a recapitalization that involved:

         o a reverse stock split of every 156 outstanding share of our common stock into one share;

         o the exchange of all preferred stock, all warrants exercisable for shares of common stock and all remaining unexercised common stock repricing rights for 732,500 shares of post reverse-split common stock;

         o the repurchase of $75 million face value of our 12 1/2% senior notes for approximately $52.5 million.

As a result of completing the offering and the recapitalization plan, our company:

         o obtained a discount on the repurchase of $75 million of our senior notes, realizing a gain of approximately $21.8 million, net of taxes, during the quarter ending December 31, 2000;

         o reduced our debt by $86 million, thereby increasing annual cash flow available to fund growth by over $10.5 million;

         o        reduced our long-term debt to $53 million;

         o        eliminated all outstanding shares of preferred stock;

         o eliminated the dilutive effects of current market price conversion and repricing rights held by some of our stockholders;

         o improved our liquidity by using a portion of the proceeds from the offering to pay down our senior working capital facility and modified the indenture governing our senior notes to permit us to increase our senior working capital facility from $35 million to $49 million.

As a result of the recapitalization of our company in October 2000, in which we reduced our long term interest bearing debt by $86 million, we currently believe but cannot assure, that our future revenues from





                                                                         Pg. 12
crude oil and natural gas will continue to be sufficient to cover our production costs and operating expenses, provided that the prevailing prices for crude oil and natural gas do not decline significantly and production volume is maintained.

On October 22, 1999, we entered into a restated credit agreement with Ableco and Foothill. The restated credit agreement, in which we provide a first secured lien on all of our assets, allows for borrowing of up to $50 million, subject to borrowing base limitations, to fund, among other things, development and exploitation expenditures, acquisitions and general working capital. The restated credit agreement bears interest as follows:

         o when the borrowings are less than $25 million, bank prime plus 2%;

         o when the borrowings are $25 million or greater, bank prime plus 4.5%; and

         o on amounts securing letters of credit issued on our behalf, 3%.

The interest rate as of September 30, 2000 under this agreement was 11.5% per annum.

As of November 10, 2000, the maximum amount available to us under the credit agreement was $43.5 million, of which $2 million in borrowings and $9.3 million in letters of credit were outstanding. Under the credit agreement we must obtain a release of the security interest held by our secured lenders before we can sell any of our oil or natural gas properties. In addition, we are limited to making capital expenditures of not more than $12 million in any 12 month period and not more than $18 million between July 1, 1999 and October 22, 2001, the maturity date of the credit agreement. As of September 30, 2000, we had recorded capital expenditures totaling approximately $10.9 million against this $18 million limitation.

USES OF CAPITAL

During the period since our inception in August 1994 through April 1998 our primary method of replacing our production and increasing our reserves was through acquisitions. Since that time our primary method of replacing production and enhancing our reserves has been through the development and exploitation of our oil and natural gas properties. In either case, these activities require significant capital investments. While our earnings before non-cash charges have been positive since 1997, we have not been able to generate sufficient cash from this internal source to fund the replacement of our reserves consumed by production without relying on external sources of capital. Subject to attaining the required lender approval, we expect to spend $13.7 million on discretionary capital expenditures during our fiscal year ending June 30, 2001, for exploitation, development and exploration projects, depending on the availability of funds. During the three months ended September 30, 2000, we recorded $3.9 million in capital expenditures. As of September 30, 2000 we are contractually obligated to fund $4.2 million in capital expenditures through June 2001. During the quarter ending December 31, 2000, we expect to incur costs and expenses associated with certain organizational changes.

We continue to evaluate acquisition opportunities, however there are no existing agreements regarding any acquisitions. An acquisition may require the issuance of additional debt and or equity securities. There are no assurances that we will be able to obtain additional financing, or that such financing, if obtained, will be on terms favorable to us.


HEDGING ARRANGEMENTS AND LETTERS OF CREDIT

Some of our hedging arrangements contain a "cap" whereby we must pay the counter-party if oil or natural gas prices exceed the specified price in the contract. We are required to maintain letters of credit with our counter-parties, and we may be required to provide additional letters of credit if prices for oil and natural gas futures increase above the "cap" prices. The amount of letters of credit required under the hedging arrangements is a function of the market value of oil and natural gas prices and the volumes of oil and natural gas subject to the hedging contract. As a result, the amount of the letters of credit will fluctuate with the market prices of oil and natural gas. These letters of credit are issued pursuant to our credit





                                                                         Pg. 13
agreement and as a result utilize some of our borrowing capacity, reducing our remaining available funds under our credit agreement. We recently amended our credit agreement to permit up to $12 million in letters of credit. As of September 30, 2000, we have provided $6.2 million in letters of credit to Enron, the counter-party to our hedge contracts containing "caps". In early October, 2000, in response to a margin call by Enron, we increased the amount of the letters of credit to approximately $9.3 million.


INFLATION

During the past several years, we have experienced moderate increases in property acquisition and development costs. During the fiscal year ended June 30, 2000 we received higher commodity prices for the natural resources produced from our properties. Oil and natural gas prices have increased during the three months ended September 30, 2000. Our results of operations and cash flow have been, and will continue to be, affected to a certain extent by the volatility in oil and natural gas prices. Should we experience a significant increase in oil and natural gas prices that is sustained over a prolonged period, we could expect that there would also be a corresponding increase in oil and natural gas finding and development costs, lease acquisition costs and operating expenses, and reduced availability of equipment and crews.


CHANGES IN PRICES AND HEDGING ACTIVITIES

Annual average oil and natural gas prices have fluctuated significantly over the last two years. The table below sets out our weighted average price per barrel of oil and the weighted average price per Mcf of natural gas, the impact of our hedging programs and the related NYMEX indices.

                                                                         THREE MONTHS ENDED
                                                                            SEPTEMBER 30
                                                                         2000          1999
                                                                        ------        ------
      Gas (per Mcf)
        Price received at wellhead                                      $ 4.54        $ 2.34
        Effect of hedge contracts                                       $(0.44)       $(0.08)
        Effective price received, including hedge contracts             $ 4.10        $ 2.26

        Average NYMEX Henry Hub                                         $ 4.31        $ 2.60
        Average basis differential including hedge contracts            $(0.21)       $(0.34)
        Average basis differential excluding hedge contracts            $ 0.23        $(0.26)

      Oil (per barrel)
        Price received at wellhead                                      $30.12        $19.93
        Effect of hedge contracts                                       $(0.86)       $(6.00)
        Effective price received, including hedge contracts             $29.26        $13.93

        Average NYMEX Sweet Light Oil                                   $31.57        $21.72
        Average basis differential including hedge contracts            $(2.31)       $(7.79)
        Average basis differential excluding hedge contracts            $(1.45)       $(1.79)


The operator of a significant natural gas producing property in which we hold a net profits interest had placed a fixed price contract for the period January 1 through September 30, 1999. The prices for this contract, when compared to Henry Hub prices, were favorable during the three months ended March 31, 1999 but became unfavorable for the following six months. Largely as a result of this fixed price contract, our average wellhead price was reduced by $0.24 per Mcf and the average basis differential excluding hedge contracts was increased by approximately $0.24 per Mcf during the three months ended September 30, 1999. This fixed price contract expired during October 1999.





                                                                         Pg. 14

We have a commodity price risk management or hedging strategy that is designed to provide protection from low commodity prices while providing some opportunity to enjoy the benefits of higher commodity prices. We have a series of natural gas futures contracts with Bank of Montreal and with an affiliate of Enron. This strategy is designed to provide a degree of protection from negative shifts in natural gas prices as reported on the Henry Heb Nymex Index, on approximately 73% of our expected natural gas production from reserves currently classified as proved developed producing during the fiscal year ending June 30, 2001. At the same time, we are able to participate completely in upward movements in the Henry Heb Nymex Index to the extent of approximately 76% of our expected natural gas production from reserves currently classified as proved developed producing for the fiscal year ending June 30, 2001.

Effective May 1, 1998 through October 31, 1999 we had a contract with Bank of Montreal involving the hedging of a portion of our future natural gas production involving floor and ceiling prices as set out in the table below. The volumes presented in this table are divided equally over the months during the period.


                                               Volume       Floor     Ceiling
     Period Beginning     Period Ending        (MMBtu)      Price      Price
     ----------------    ----------------     ---------     -----     -------
     January 1, 1999     October 31, 1999     3,608,333     $2.00      $2.70

Effective November 1, 1999 we unwound the ceiling price limitation on our natural gas price hedging contract with Bank of Montreal at a cost of $3.3 million. The table below sets out the volume of natural gas that remains under contract with the Bank of Montreal at a floor price of $2.00 per MMBtu. The volumes set out in this table are divided equally over the months during the period:


                                                      Volume
    Period Beginning           Period Ending          (MMBtu)
    ----------------         -----------------       ---------
    November 1, 1999         December 31, 1999         721,667
    January 1, 2000          December 31, 2000       3,520,000
    January 1, 2001          December 31, 2001       2,970,000
    January 1, 2002          December 31, 2002       2,550,000
    January 1, 2003          December 31, 2003       2,250,000


The table below sets out volume of natural gas hedged with a floor price of $1.90 per MMBtu with Enron. The volumes presented in this table are divided equally over the months during the period:

                                                      Volume
    Period Beginning           Period Ending          (MMBtu)
    ----------------         -----------------       ---------
    January 1, 1999          December 31, 1999       1,080,000
    January 1, 2000          December 31, 2000         880,000
    January 1, 2001          December 31, 2001         740,000
    January 1, 2002          December 31, 2002         640,000
    January 1, 2003          December 31, 2003         560,000

The table below sets out volume of natural gas hedged with a swap at $2.40 per MMBtu with Enron. The volumes presented in this table are divided equally over the months during the period:

                                                      Volume
    Period Beginning           Period Ending          (MMBtu)
    ----------------         -----------------       ---------
    January 1, 1999          December 31, 1999       2,710,000
    January 1, 2000          December 31, 2000       2,200,000
    January 1, 2001          December 31, 2001       1,850,000
    January 1, 2002          December 31, 2002       1,600,000
    January 1, 2003          December 31, 2003       1,400,000





                                                                         Pg. 15

The table below sets out volume of crude oil hedged with a swap with Enron. All of these contracts have expired. The volumes presented in this table are divided equally over the months during the period:

                                                                 Volume
 Period Beginning           Period Ending        (Barrels)   Price per barrel
 ----------------        ------------------      ---------   ----------------

  March 1, 1999          August 31, 1999          60,000         $13.50
  April 1, 1999          September 30, 1999       30,000         $14.35
  April 1, 1999          September 30, 1999       30,000         $14.82

The table below sets out the volume of oil hedged with a collar with Enron involving floor and ceiling prices as set out in the table below. The volumes presented in this table are divided equally over the months during the period.


                                                Volume       Floor     Ceiling
     Period Beginning       Period Ending       (MMBtu)      Price      Price
     ----------------    -----------------     ---------     ------    -------
       July 1, 2000      December 31, 2000      30,000       $22.00    $28.63

As of September 30, 2000 the fair market value of our hedging contracts, measured as the estimated cost we would incur to terminate the arrangements, was $8.7 million. As of September 30, 2000 a 10% increase in oil and natural gas prices would have resulted in an unfavorable change of approximately $2.1 million in the fair market value of our hedging contracts and a 10% decrease in oil and natural gas prices would have resulted in a favorable change of approximately $2.1 million in the fair market value of hedging contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 3. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Changes in Prices and Hedging Activities".



                                                                         Pg. 16

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

THE OFFERING. On October 31, 2000 we closed an underwritten public offering of 10,000,000 shares of our common stock at a price of $7.00 per share to the public. We received net proceeds of approximately $63.5 million after deducting underwriting discounts and commissions ($0.35 per share or $3,500,000 in the aggregate) and estimated offering expenses of $3,000,000.

         We used the net proceeds as follows:

         o approximately $52.5 million to purchase at a discount $75 million original principal amount of our 12 1/2% senior notes; and

         o to repay approximately $11 million of the debt outstanding under our credit agreement, which as of October 26, 2000, was approximately $14 million.


THE RECAPITALIZATION. Simultaneously with the closing of the public offering, we completed a recapitalization which included: (a) a reverse stock split of every 156 outstanding shares of our common stock into one share; (b) the exchange of 9,600,000 outstanding shares of our Series A preferred stock for 212,500 shares of post reverse-split common stock; (c) the exchange of 2,173 outstanding shares of our Series C preferred stock and warrants exercisable for 340,153 shares of common stock for 120,000 shares of post reverse-split common stock; (d) the exchange of the 1,593,918 remaining unexercised common stock repricing rights and warrants exercisable for 655,000 shares of common stock for 400,000 shares of post reverse-split common stock; and (e) the repurchase of $75 million face value of our 12 1/2% senior notes for approximately $52.5 million. At our stockholders meeting on September 18, 2000, our stockholders approved the recapitalization.

Upon completion of the public offering we have outstanding (i) approximately $57.5 million of funded indebtedness, (ii) no shares of preferred stock, and
(iii) 11,250,000 shares of common stock. In addition, all of the dilutive repricing rights have been terminated. Our common stock is now quoted on the Nasdaq National Market under the symbol "DVXE."


MANAGEMENT TEAM. In connection with the offering and the recapitalization, we have made changes to our management team to add to our engineering, geology and geophysical personnel. We have also added seasoned senior oil and gas industry executives with experience in building stockholder value and in the management of exploration and development projects. Joseph T. Williams was appointed as a director and chairman on October 6, 2000. Edward J. Munden resigned as Chairman on the same day and will remain as director, President and Chief Executive Officer. Jerry B. Davis and Robert L. Keiser joined the board as of October 26, 2000. Bruce I. Benn and Robert P. Lindsay resigned from the Board effective as of October 31, 2000. On September 15, 2000, Ronald I. Benn resigned from the position of Chief Financial Officer, and William W. Lesikar was appointed Chief Financial Officer.


REPURCHASE OF OUR SENIOR NOTES. On October 31, 2000 we purchased $75 million principal amount of our 12 1/2% senior notes, on a pro rata basis among tendering holders, for approximately $52.5 million. As a result of the tender, $50 million of the 12 1/2% senior notes remain outstanding. We purchased the notes pursuant to a tender offer we commenced on September 1, 2000, as amended on October 6, 2000. Holders of approximately $104.3 million principal amount of notes tendered their notes pursuant to the offer. For each $1,000 principal amount of notes validly tendered and accepted for payment pursuant to the tender offer and with respect to which a consent had been duly delivered and accepted before 5:00 p.m. New York City time on September 18, 2000, the consent date, we paid the registered holders $700, which included






                                                                         Pg. 17

$680 for the tender of notes and $20 for the holder's consent to the proposed amendments to the indenture governing the senior notes.

In connection with the tender offer, we also solicited the consent of the holders of notes to two amendments to the indenture. One of the amendments altered the restrictive covenant that had limited our incurrence of debt to instead provide for a dollar for dollar increase in the permitted indebtedness up to a maximum of $60 million, to the extent that the equity raised pursuant to the offering exceeded $50 million, net of all costs related to issuance. The other amendment provided that a "Change of Control" would not be deemed to occur as a result of the recapitalization or the offering. This amendment permitted us to complete the recapitalization and the offering without triggering the right of each holder to require us to repurchase all or any part of the holder's notes at a cash price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the payment date. We received the consents of the requisite number of holders to approve each of the two amendments. As a result, we executed a supplement to the indenture effecting the proposed amendment, which became operative on October 31, 2000 when we completed the tender offer.

ANNUAL MEETING OF STOCKHOLDERS We held our 2000 Annual Meeting of Stockholders on September 18, 2000, at which our stockholders approved:

         (1) the election of three directors to hold office until the next Annual Meeting of Stockholders or until their successors have been duly qualified and elected,

         (2) an amendment to our restated articles of incorporation to effect at anytime before October 31, 2000, a one-for-156 reverse stock split, to maintain the number of authorized shares of common stock at 100,000,000 and to increase the par value of the common stock from $0.0015 to $0.234 per share,

         (3) a plan of recapitalization involving the exchange of the 9,600,000 outstanding shares of our Series A preferred stock for 212,500 shares of post reverse-split common stock; the exchange of the 2,173 outstanding shares of Series C preferred stock and warrants exercisable for 340,153 shares of common stock for 120,000 shares of post reverse-split common stock; and the exchange of the 1,593,918 remaining unexercised common stock repricing rights and warrants exercisable for 655,000 shares of common stock for 400,000 shares of post reverse-split common stock,

         (4) an amendment to our restated certificate of incorporation to change the name of the company from Queen Sand Resources, Inc. to DevX Energy, Inc., and

         (5) the appointment of Ernst & Young LLP as our independent public accountants for the fiscal year ending June 30, 2001.

As of July 21, 2000, the record date for the meeting, 90,288,538 shares of voting capital stock, comprised of 80,688,538 shares of common stock and 9,600,000 shares of Series A preferred stock, and 2,173 shares of Series C preferred stock, were issued and outstanding.

Edward J. Munden was elected as a director and received 71,183,520 votes for his election, with 5,722,536 votes withheld. Robert P. Lindsay was elected as a director and received 71,213,270 votes for his election, with 5,692,786 votes withheld. Bruce I. Benn was elected as a director and received 58,075,008 votes for his election, with 18,831,048 votes withheld.

The adoption of the proposal to effect the plan of recapitalization was approved with the holders of our common stock and Series A preferred voting together as a class casting 49,601,540 votes in favor of approval, 10,020,303 votes against and 204,891 votes abstaining. All of the shares of our Series A preferred stock and 1,921 shares of our Series C preferred stock were voted in favor of the recapitalization.




                                                                         Pg. 18

The proposal to amend our restated certificate of incorporation to effect a one-for-156 reverse stock split, to maintain the number of authorized shares of common stock at 100,000,000 and to increase the par value of the common stock from $0.0015 to $0.234 per share was approved with the holders of our common stock and Series A preferred voting together as a class casting 70,869,595 votes in favor of approval, 6,035,861 votes against and 156,200 votes abstaining. All of the shares of our Series A preferred stock and 1,921 shares of our Series C preferred stock were voted in favor of the reverse stock split.

The adoption of an amendment to the Restated Certificate of Incorporation to change the name of the company from Queen Sand Resources, Inc. to DevX Energy, Inc. was approved with the holders of our common stock and Series A preferred voting together as a class casting 70,869,595 votes in favor of approval, 5,724,794 votes against and 164,800 votes abstaining. All of the shares of our Series A preferred stock were voted in favor of the name change amendment. An amendment effecting the name change was filed with the Secretary of State of the State of Delaware on September 19, 2000.

Ernst & Young LLP was ratified as our independent public accountants for the fiscal year ended June 30, 2001 by the vote of our common stock and our Series A preferred stock voting together as a class. They received 71,825,995 votes for their ratification, 4,931,694 votes against and 303,967 votes abstaining.




                                                                         Pg. 19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  EXHIBITS.

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

3.3 Form of Amendment to Amended and Restated Certificate of Incorporation of the Company filed as Exhibit 3.3 to the Company's Registration Statement on Form S-2 (No. 333-41992) with the Securities and Exchange Commission on October 6, 2000 which Exhibit is incorporated herein by reference.

3.4 Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, filed as an Exhibit to the Company's Registration Statement on Form S-2 (No. 333-41992) filed with the Securities and Exchange Commission on October 6, 2000, which Exhibit is incorporated herein by reference.

3.5 Amended and Restated Bylaws of the Company, filed as an Exhibit to the Company's Current Report on Form 8-K dated March 27, 1997, which
         Exhibit is incorporated herein by reference.

4.1 Stockholders' Agreement dated as of May 6, 1997, among the Company, Bruce I. Benn, Edward J. Munden, Ronald I. Benn, Robert P. Lindsay, EIBOC Investments Ltd. and Joint Energy Development Investments Limited Partnership ("JEDI"), filed as an Exhibit to the Company's Current Report on Form 8-K dated May 6, 1997, which Exhibit is incorporated herein by reference.

4.2 Indenture, dated July 1,1998,in regard to 12 1/2 % Senior Notes due 2008 by and among the Company and certain of its subsidiaries and Harris Trust and Savings Bank, as Trustee, filed as an Exhibit to the Company's Current Report on Form 8-K dated July 8, 1998, which Exhibit is incorporated herein by reference.

4.3 Form of 12% Notes due July 15, 2001, filed as an Exhibit to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 12, 1996, which Exhibit is incorporated herein by reference.

4.4 Form of Common Stock Purchase Warrant issued to certain investors effective December 24, 1997, filed as an Exhibit to the Company's Current Report on Form 8-K dated December 24, 1997, which Exhibit is incorporated herein by reference.

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





                                                                         Pg. 20

4.8 Registration Rights Agreement dated as of July 8, 1998 among the Company and the buyers signatory thereto, filed as an Exhibit to the Company's Current Report on Form 8-K dated July 8, 1998, which Exhibit is incorporated herein by reference.

4.9 Registration Rights Agreement dated November 10, 1998, among the Company and the buyers signatory thereto, filed as an Exhibit to the Company's Current Report on Form 8-K dated November 24, 1998, which
         Exhibit is incorporated herein by reference.

4.10 Form of Common Stock Purchase Warrant issued to certain investors as of November 10, 1998, filed as an Exhibit to the Company's Current Report on Form 8-K dated November 24, 1998,which Exhibit is incorporated herein by reference.

4.11 Form of Common Stock Purchase Warrant issued to Northern Tier Asset Management, Inc. issued by the Company on April 9, 1999, and filed as an Exhibit to the Company's Registration Statement on Form S-3 (No. 333-78001) which Exhibit is incorporated by reference.

4.12 Registration Rights Agreement dated as of April 9, 1999 between the Company and Northern Tier Asset Management, Inc. and filed as an Exhibit to the Company's Registration Statement on Form S-3 (No. 333-78001) which Exhibit is incorporated by reference.

4.13 Settlement Agreement dated as of July 17, 2000 among the Company and the stockholders named therein filed as an Exhibit to the Company's Registration Statement on Form S-2 (No. 333-41992) filed with the Securities and Exchange Commission on October 6, 2000, which Exhibit is incorporated herein by reference.

4.14 Participation Agreement dated as of July 17, 2000 among the Company and the holders of its 12 1/2% senior notes named therein, filed as an Exhibit to the Company's Registration Statement on Form S-2 (No. 333-41992) filed with the Securities and Exchange Commission on October 6, 2000, which Exhibit is incorporated herein by reference.

4.15 Amendment to the Participation Agreement, dated October 4, 2000, among the Company and certain holders of its 12 1/2% senior notes named therein filed as an Exhibit to the Company's Registration Statement on Form S-2 (No. 333-41992) filed with the Securities and Exchange Commission on October 6, 2000, which Exhibit is incorporated herein by reference.

10.1 Purchase and Sale Agreement between Eli Rebich and Southern Exploration Company, a Texas corporation, and DevX Energy, Inc. (f.k.a. Queen Sand Resources, Inc.), a Nevada corporation, dated April 10, 1996, filed as an Exhibit to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 12, 1996, which Exhibit is incorporated herein by reference.

10.2 Purchase and Sale Agreement dated March 19, 1998 among the Morgan commingled pension funds and DevX Energy, Inc. (f.k.a. Queen Sand Resources, Inc.), a Nevada corporation, filed as an Exhibit to the Company's Current Report on Form 8-K dated March 19, 1998, which
         Exhibit is incorporated herein by reference.

10.3 Securities Purchase Agreement dated as of March 27, 1997 between Joint Energy Development Investments LP and the Company, filed as an Exhibit to the Company's Current Report on Form 8-K dated March 27, 1997, which Exhibit is incorporated herein by reference.

10.4 Securities Purchase Agreement among the Company and certain institutional investors named therein, dated December 22, 1997, filed as an Exhibit to the Company's Current Report on Form 8-K dated December 24, 1997, which Exhibit is incorporated herein by reference.






                                                                         Pg. 21

10.5 1997 Incentive Equity Plan filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, (No. 333-61403) which Exhibit is incorporated herein by reference.

10.6 Employment Agreement dated December 15, 1997 between the Company and Robert P. Lindsay, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998 (No. 333-61403) which Exhibit is incorporated herein by reference.

10.7 Employment Agreement dated December 15, 1997 among the Company, Queen Sand Resources (Canada)Inc. and Bruce I. Benn, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998 (No. 333-61403) which Exhibit is incorporated herein by reference.

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

10.12 Securities Purchase Agreement dated as of November 10, 1998, among the Company and the buyers signatory thereto, filed as an Exhibit to the Company's Current Report on Form 8-K dated November 24, 1998, which
         Exhibit is incorporated herein by reference.

10.13 Amended and Restated Credit Agreement among the Company, DevX Energy, Inc. (f.k.a. Queen Sand Resources, Inc.), a Nevada corporation, Ableco Finance LLC, as Collateral Agent, and the lenders signatory thereto, effective as of October 22, 1999, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, which Exhibit is incorporated herein by reference.

10.14 Second Amended And Restated Guaranty Agreement dated as of October 22, 1999 by DevX Energy, Inc. (f.k.a. Queen Sand Resources, Inc.) as Guarantor in favor of Ableco Finance LLC, as Collateral Agent for the lender group and the lenders signatory thereto, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, which Exhibit is incorporated herein by reference.

10.15 Second Amended And Restated Guaranty Agreement dated as of October 22, 1999 by Queen Sand Operating Co., as Guarantor, in favor of Ableco Finance LLC, as Collateral Agent for the lender group, and the lenders signatory thereto, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, which
         Exhibit is incorporated herein by reference.

10.16 Second Amended And Restated Guaranty Agreement dated as of October 22, 1999 by Corrida Resources, Inc. as Guarantor, in favor of Ableco Finance LLC, as Collateral Agent for the lender group, and the lenders signatory thereto, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, which
         Exhibit is incorporated herein by reference.



                                                                         Pg. 22

10.17 Security Agreement dated as of October 22, 1999, by and among the Company, DevX Energy, Inc. (f.k.a. Queen Sand Resources, Inc.)(Nevada), Queen Sand Operating Co., Corrida Resources, Inc. and Ableco Finance LLC, as collateral agent for the lender group, and the lenders signatory thereto, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, which Exhibit is incorporated herein by reference.

10.18 Second Amended and Restated Pledge and Security Agreement dated as of October 22, 1999, by DevX Energy, Inc. (f.k.a. Queen Sand Resources, Inc.), a Nevada corporation in favor of Ableco Finance LLC, as Collateral Agent for the lender group, and the lenders signatory thereto, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, which Exhibit is incorporated herein by reference.

10.19 Second Amended and Restated Pledge and Security Agreement dated as of October 22, 1999, by DevX Energy, Inc. (f.k.a. Queen Sand Resources, Inc.), a Delaware corporation, in favor of Ableco Finance LLC, as Collateral Agent for the lender group, and the lenders signatory thereto, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, which Exhibit is incorporated herein by reference.

10.20 Amendment No.1 to Credit Agreement dated as of May ___, 2000 among the Company, DevX Energy, Inc. (f.k.a. Queen Sand Resources, Inc.), a Nevada corporation, Ableco Finance LLC, as Collateral Agent, and the lenders signatory thereto, filed as an Exhibit to the Company's Registration Statement on Form S-2 (no. 333-41992) with the Securities and Exchange Commission on July 21, 2000, which Exhibit is hereby incorporated by reference.

10.21 Amendment No.2 to Credit Agreement dated as of June 30, 2000 among the Company, DevX Energy, Inc. (f.k.a. Queen Sand Resources, Inc.), a Nevada corporation, Ableco Finance LLC, as Collateral Agent, and the lenders signatory thereto, filed as an Exhibit to the Company's Registration Statement on Form S-2 (No. 333-41992) with the Securities and Exchange Commission on July 21, 2000, which Exhibit is hereby incorporated by reference.

10.22 Employment Agreement dated as of October 6, 2000 between the Company and Joseph T. Williams filed as an Exhibit to the Company's Registration Statement on Form S-2 (No. 333-41992) filed with the Securities and Exchange Commission on October 6, 2000, which Exhibit is incorporated herein by reference.

10.23 Release Agreement dated September 15, 2000 between the Company and Ronald I. Benn, filed as an Exhibit to the Company's Registration Statement on Form S-2 (No. 333-41992) filed with the Securities and Exchange Commission on October 6, 2000, which Exhibit is incorporated herein by reference.

10.24 Form of Indemnification Agreement to be entered into among DevX Energy, Inc. and selected directors of DevX Energy, Inc. filed as an Exhibit to the Company's Registration Statement on Form S-2 (No. 333-41992) filed with the Securities and Exchange Commission on October 6, 2000, which Exhibit is incorporated herein by reference.

10.25 Amendment Number 3 to Amended and Restated Credit Agreement, dated September 20, 2000, among DevX Energy, Inc. (f.k.a. Queen Sand Resources, Inc.), a Delaware corporation, DevX Energy, Inc. (f.k.a. Queen Sand Resources, Inc.), a Nevada corporation, Foothill Capital Corporation, as administrative agent for the lending group, Ableco Finance LLC, as collateral agent for the lending group, and each of the lenders signatory thereto, filed as an Exhibit to the Company's Registration Statement on Form S-2 (No. 333-41992) filed with the Securities and Exchange Commission on October 6, 2000, which Exhibit is incorporated herein by reference.

10.26 Amendment Number 4 to the Amended and Restated Credit Agreement, dated October 24, 2000, among DevX Energy, Inc. (f.k.a. Queen Sand Resources, Inc.), a Delaware corporation, DevX Energy, Inc. (f.k.a. Queen Sand Resources, Inc.), a Nevada corporation, Foothill Capital




                                                                         Pg. 23

         Corporation, as administrative agent for the lending group, Ableco Finance LLC, as collateral agent for the lending group, and each of the lenders signatory thereto.*


27.1     Financial Data Schedule.*


*        Filed herewith.

(b)      REPORTS ON FORM 8-K.

         Current Report on Form 8-K dated September 18, 2000, filed September 21, 2000, pursuant to Item 5 reporting the results of the 2000 annual meeting of stockholders and a change in management.





                                                                         Pg. 24

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 14th day of November, 2000.


DEVX ENERGY, INC. (DELAWARE)


                                          By:   /s/ Edward J. Munden
                                                ---------------------------------------
                                                Edward. J. Munden
                                                President and Chief Executive Officer


                                          By:   /s/ William W. Lesikar
                                                ---------------------------------------
                                                William W. Lesikar
                                                Chief Financial Officer


DEVX ENERGY, INC. (NEVADA)


                                          By:   /s/ Edward J. Munden
                                                ---------------------------------------
                                                Edward. J. Munden
                                                President and Chief Executive Officer


                                          By:   /s/ William W. Lesikar
                                                ---------------------------------------
                                                William W. Lesikar
                                                Vice President (Principal Financial
                                                                          Officer)


DEVX OPERATING COMPANY


                                          By:   /s/ Edward J. Munden
                                                ---------------------------------------
                                                Edward. J. Munden
                                                President and Chief Executive Officer


                                          By:   /s/ William W. Lesikar
                                                ---------------------------------------
                                                William W. Lesikar
                                                Vice President (Principal Financial
                                                                          Officer)


CORRIDA RESOURCES, INC.


                                          By:   /s/ Edward J. Munden
                                                ---------------------------------------
                                                Edward. J. Munden
                                                President and Chief Executive Officer


                                          By:   /s/ William W. Lesikar
                                                ---------------------------------------
                                                William W. Lesikar
                                                Treasurer (Principal Financial Officer)






                                                                         Pg. 25

                                 EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
------   -----------

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

3.3 Form of Amendment to Amended and Restated Certificate of Incorporation of the Company filed as Exhibit 3.3 to the Company's Registration
         Statement on Form S-2 (No. 333-41992) with the Securities and Exchange
         Commission on October 6, 2000 which Exhibit is incorporated herein by reference.

3.4      Certificate of Amendment to Amended and Restated Certificate of
         Incorporation of the Company, filed as an Exhibit to the Company's
         Registration Statement on Form S-2 (No. 333-41992) filed with the
         Securities and Exchange Commission on October 6, 2000, which Exhibit is incorporated herein by reference.

3.5 Amended and Restated Bylaws of the Company, filed as an Exhibit to the Company's Current Report on Form 8-K dated March 27, 1997, which
         Exhibit is incorporated herein by reference.

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

4.2      Indenture, dated July 1,1998,in regard to 12 1/2 % Senior Notes due
         2008 by and among the Company and certain of its subsidiaries and Harris Trust and Savings Bank, as Trustee, filed as an Exhibit to the Company's Current Report on Form 8-K dated July 8, 1998, which Exhibit is incorporated herein by reference.

4.3      Form of 12% Notes due July 15, 2001, filed as an Exhibit to the
         Company's Registration Statement on Form 10-SB filed with the
         Securities and Exchange Commission on August 12, 1996, which Exhibit is incorporated herein by reference.

4.4 Form of Common Stock Purchase Warrant issued to certain investors effective December 24, 1997, filed as an Exhibit to the Company's
         Current Report on Form 8-K dated December 24, 1997, which Exhibit is incorporated herein by reference.

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

4.9      Registration Rights Agreement dated November 10, 1998, among the
         Company and the buyers signatory thereto, filed as an Exhibit to the Company's Current Report on Form 8-K dated November 24, 1998, which
         Exhibit is incorporated herein by reference.

4.10 Form of Common Stock Purchase Warrant issued to certain investors as of November 10, 1998, filed as an Exhibit to the Company's Current
         Report on Form 8-K dated November 24, 1998,which Exhibit is incorporated herein by reference.

4.11     Form of Common Stock Purchase Warrant issued to Northern Tier Asset
         Management, Inc. issued by the Company on April 9, 1999, and filed as an Exhibit to the Company's Registration Statement on Form S-3 (No.
         333-78001) which Exhibit is incorporated by reference.

4.12     Registration Rights Agreement dated as of April 9, 1999 between the
         Company and Northern Tier Asset Management, Inc. and filed as an
         Exhibit to the Company's Registration Statement on Form S-3 (No.
         333-78001) which Exhibit is incorporated by reference.

4.13 Settlement Agreement dated as of July 17, 2000 among the Company and the stockholders named therein filed as an Exhibit to the Company's
         Registration Statement on Form S-2 (No. 333-41992) filed with the
         Securities and Exchange Commission on October 6, 2000, which Exhibit is incorporated herein by reference.

4.14 Participation Agreement dated as of July 17, 2000 among the Company and the holders of its 12 1/2% senior notes named therein, filed as an Exhibit to the Company's Registration Statement on Form S-2 (No.
         333-41992) filed with the Securities and Exchange Commission on October 6, 2000, which Exhibit is incorporated herein by reference.

4.15 Amendment to the Participation Agreement, dated October 4, 2000, among the Company and certain holders of its 12 1/2 % senior notes named therein filed as an Exhibit to the Company's Registration Statement on Form S-2 (No. 333-41992) filed with the Securities and Exchange
         Commission on October 6, 2000, which Exhibit is incorporated herein by reference.

10.1     Purchase and Sale Agreement between Eli Rebich and Southern
         Exploration Company, a Texas corporation, and DevX Energy, Inc.
         (f.k.a. Queen Sand Resources, Inc.), a Nevada corporation, dated April
         10, 1996, filed as an Exhibit to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 12, 1996, which Exhibit is incorporated herein by reference.

10.2 Purchase and Sale Agreement dated March 19, 1998 among the Morgan commingled pension funds and DevX Energy, Inc. (f.k.a. Queen Sand
         Resources, Inc.), a Nevada corporation, filed as an Exhibit to the Company's Current Report on Form 8-K dated March 19, 1998, which
         Exhibit is incorporated herein by reference.

10.3     Securities Purchase Agreement dated as of March 27, 1997 between Joint
         Energy Development Investments LP and the Company, filed as an Exhibit to the Company's Current Report on Form 8-K dated March 27, 1997, which Exhibit is incorporated herein by reference.

10.4 Securities Purchase Agreement among the Company and certain institutional investors named therein, dated December 22, 1997, filed as an Exhibit to the Company's Current Report on Form 8-K dated
         December 24, 1997, which Exhibit is incorporated herein by reference.

10.5     1997 Incentive Equity Plan filed as an Exhibit to the Company's
         Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998, (No. 333-61403) which Exhibit is incorporated herein by reference.

10.6     Employment Agreement dated December 15, 1997 between the Company and
         Robert P. Lindsay, filed as an Exhibit to the Company's Registration
         Statement on Form S-4 filed with the Securities and Exchange
         Commission on August 13, 1998 (No. 333-61403) which Exhibit is incorporated herein by reference.

10.7     Employment Agreement dated December 15, 1997 among the Company, Queen
         Sand Resources (Canada)Inc. and Bruce I. Benn, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998 (No. 333-61403) which Exhibit is incorporated herein by reference.

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

10.12    Securities Purchase Agreement dated as of November 10, 1998, among the
         Company and the buyers signatory thereto, filed as an Exhibit to the Company's Current Report on Form 8-K dated November 24, 1998, which
         Exhibit is incorporated herein by reference.

10.13    Amended and Restated Credit Agreement among the Company, DevX Energy,
         Inc. (f.k.a. Queen Sand Resources, Inc.), a Nevada corporation, Ableco
         Finance LLC, as Collateral Agent, and the lenders signatory thereto, effective as of October 22, 1999, filed as an Exhibit to the Company's
         Quarterly Report on Form 10-Q for the quarter ended September 30,
         1999, which Exhibit is incorporated herein by reference.

10.14    Second Amended And Restated Guaranty Agreement dated as of October 22,
         1999 by DevX Energy, Inc. (f.k.a. Queen Sand Resources, Inc.) as
         Guarantor in favor of Ableco Finance LLC, as Collateral Agent for the lender group and the lenders signatory thereto, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1999, which Exhibit is incorporated herein by reference.

10.15    Second Amended And Restated Guaranty Agreement dated as of October 22,
         1999 by Queen Sand Operating Co., as Guarantor, in favor of Ableco
         Finance LLC, as Collateral Agent for the lender group, and the lenders signatory thereto, filed as an Exhibit to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 30, 1999, which
         Exhibit is incorporated herein by reference.

10.16    Second Amended And Restated Guaranty Agreement dated as of October 22,
         1999 by Corrida Resources, Inc. as Guarantor, in favor of Ableco
         Finance LLC, as Collateral Agent for the lender group, and the lenders signatory thereto, filed as an Exhibit to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 30, 1999, which
         Exhibit is incorporated herein by reference.

10.17 Security Agreement dated as of October 22, 1999, by and among the Company, DevX Energy, Inc. (f.k.a. Queen Sand Resources,
         Inc.)(Nevada), Queen Sand Operating Co., Corrida Resources, Inc. and
         Ableco Finance LLC, as collateral agent for the lender group, and the lenders signatory thereto, filed as an Exhibit to the Company's
         Quarterly Report on Form 10-Q for the quarter ended September 30,
         1999, which Exhibit is incorporated herein by reference.

10.18    Second Amended and Restated Pledge and Security Agreement dated as of
         October 22, 1999, by DevX Energy, Inc. (f.k.a. Queen Sand Resources,
         Inc.), a Nevada corporation in favor of Ableco Finance LLC, as Collateral Agent for the lender group, and the lenders signatory thereto, filed as an Exhibit to the Company's Quarterly Report on Form
         10-Q for the quarter ended September 30, 1999, which Exhibit is incorporated herein by reference.

10.19    Second Amended and Restated Pledge and Security Agreement dated as of
         October 22, 1999, by DevX Energy, Inc. (f.k.a. Queen Sand Resources,
         Inc.), a Delaware corporation, in favor of Ableco Finance LLC, as Collateral Agent for the lender group, and the lenders signatory thereto, filed as an Exhibit to the Company's Quarterly Report on Form
         10-Q for the quarter ended September 30, 1999, which Exhibit is incorporated herein by reference.

10.20    Amendment No.1 to Credit Agreement dated as of May ___, 2000 among the
         Company, DevX Energy, Inc. (f.k.a. Queen Sand Resources, Inc.), a
         Nevada corporation, Ableco Finance LLC, as Collateral Agent, and the lenders signatory thereto, filed as an Exhibit to the Company's
         Registration Statement on Form S-2 (No. 333-41992) with the Securities and Exchange Commission on July 21, 2000, which Exhibit is hereby incorporated by reference.

10.21    Amendment No.2 to Credit Agreement dated as of June 30, 2000 among the
         Company, DevX Energy, Inc. (f.k.a. Queen Sand Resources, Inc.), a
         Nevada corporation, Ableco Finance LLC, as Collateral Agent, and the lenders signatory thereto, filed as an Exhibit to the Company's
         Registration Statement on Form S-2 (no. 333-41992) with the Securities and Exchange Commission on July 21, 2000, which Exhibit is hereby incorporated by reference.

10.22 Employment Agreement dated as of October 6, 2000 between the Company and Joseph T. Williams filed as an Exhibit to the Company's
         Registration Statement on Form S-2 (No. 333-41992) filed with the
         Securities and Exchange Commission on October 6, 2000, which Exhibit is incorporated herein by reference.

10.23    Release Agreement dated September 15, 2000 between the Company and
         Ronald I. Benn, filed as an Exhibit to the Company's Registration
         Statement on Form S-2 (No. 333-41992) filed with the Securities and
         Exchange Commission on October 6, 2000, which Exhibit is incorporated herein by reference.

10.24    Form of Indemnification Agreement to be entered into among DevX
         Energy, Inc. and selected directors of DevX Energy, Inc. filed as an Exhibit to the Company's Registration Statement on Form S-2 (No.
         333-41992) filed with the Securities and Exchange Commission on October 6, 2000, which Exhibit is incorporated herein by reference.

10.25    Amendment Number 3 to Amended and Restated Credit Agreement, dated
         September 20, 2000, among DevX Energy, Inc. (f.k.a. Queen Sand
         Resources, Inc.), a Delaware corporation, DevX Energy, Inc. (f.k.a.
         Queen Sand Resources, Inc.), a Nevada corporation, Foothill Capital
         Corporation, as administrative agent for the lending group, Ableco
         Finance LLC, as collateral agent for the lending group, and each of the lenders signatory thereto, filed as an Exhibit to the Company's
         Registration Statement on Form S-2 (No. 333-41992) filed with the
         Securities and Exchange Commission on October 6, 2000, which Exhibit is incorporated herein by reference.

10.26    Amendment Number 4 to the Amended and Restated Credit Agreement, dated
         October 24, 2000, among DevX Energy, Inc. (f.k.a. Queen Sand
         Resources, Inc.), a Delaware corporation, DevX Energy, Inc. (f.k.a.
         Queen Sand Resources, Inc.), a Nevada corporation, Foothill Capital

         Corporation, as administrative agent for the lending group, Ableco Finance LLC, as collateral agent for the lending group, and each of the lenders signatory thereto.*


27.1     Financial Data Schedule.*


* Filed herewith.