Form 10-KT
period 2000-12-31
DEVX ENERGY INC; DEVX OPERATING CO; DEVX ENERGY INC /NV/; CORRIDA RESOURCES INC
filed 2001-03-30
CIK 943548, 1068118, 1068119, 1068120

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ ]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE FISCAL YEAR ENDED _______

                                       OR

[X]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM JULY 1, 2000 TO
                                DECEMBER 31, 2000

                         COMMISSION FILE NUMBER 0-21179

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

                    COMMON STOCK, PAR VALUE $0.234 PER SHARE
                                (TITLE OF CLASS)

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

         STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES (ALL DIRECTORS AND OFFICERS ARE PRESUMED TO BE AFFILIATES FOR THIS CALCULATION) OF THE REGISTRANT ON MARCH 16, 2001, WAS $106,280,467 BASED ON THE CLOSING PRICE PER SHARE OF THE COMMON STOCK ON SUCH DATE.

         THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $0.234 PER SHARE, OF REGISTRANT OUTSTANDING ON MARCH 15, 2001 WAS 12,748,612.

                       DOCUMENTS INCORPORATED BY REFERENCE

         PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 2001 ANNUAL MEETING OF STOCKHOLDERS, EXPECTED TO BE FILED ON OR PRIOR TO APRIL 30, 2001, ARE INCORPORATED BY REFERENCE INTO PART III.

================================================================================

                                TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                   ----
PART I................................................................................................1
              Item 1.      Business...................................................................2
              Item 2.      Description of Properties.................................................22
              Item 3.      Legal Proceedings.........................................................22
              Item 4.      Submission of Matters to a Vote of Security Holders.......................22

PART II..............................................................................................23
              Item 5.      Market for the Common Stock and Related Stockholder Matters...............23
              Item 6.      Selected Financial Data...................................................25
              Item 7.      Management's Discussion and Analysis of Financial Condition and
                           Results of Operations.....................................................26
              Item 7A.     Quantitative and Qualitative Disclosures About Market Risk................35
              Item 8.      Financial Statements and Supplementary Data...............................36
              Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................................36

PART III.............................................................................................37
              Item 10.     Directors and Executive Officers of the Registrant........................37
              Item 11.     Executive Compensation....................................................37
              Item 12.     Security Ownership of Certain Beneficial Owners and Management............37
              Item 13.     Certain Relationships and Related Transactions............................37

PART IV..............................................................................................41
              Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K...........41


SIGNATURE PAGE.......................................................................................45

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..........................................................F-1

                                DEVX ENERGY, INC.

                                     PART I

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

         We have made forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our operations. Also, when we use any of the words "believes," "expects," "intends," "anticipates" or similar expressions, we are making forward-looking statements. Examples of types of forward-looking statements include statements on:

         o        our oil and natural gas reserves;

         o        future acquisitions;

         o        future drilling and operations;

         o        future capital expenditures;

         o        future production of oil and natural gas; and

         o        future net cash flow.

         You should understand that the following important factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K, could affect our future financial results and performance and cause our results or performance to differ materially from those expressed in our forward-looking statements:

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

         You should consider these risks when you purchase our common stock and the risks discussed in "Item 1. Business -- Risk Factors."

SUBSIDIARY REGISTRANTS

         Due to requirements of the Securities and Exchange Commission, certain subsidiaries of the parent company are also shown as co-registrants on this Annual Report on Form 10-K. Unless otherwise stated, the information provided in the Form 10-K describes the business, assets, financial condition and financial results of the parent company and the consolidated subsidiaries as if they were one entity. As used herein, references to "DevX Energy, Inc.," "us" or "we" are to DevX Energy, Inc., a Delaware corporation, and its consolidated subsidiaries.

ITEM 1.  BUSINESS

GENERAL

THE COMPANY

         We are an independent energy company engaged in the exploration, development, exploitation and acquisition of oil and natural gas properties in conventional producing areas of North America. To date, we have grown almost exclusively through acquisitions of properties and development drilling. As a result of our acquisitions, we own a diverse property base concentrated in six producing areas or basins. Approximately one-half of our proved reserves are concentrated in south and east Texas. Our assets are primarily long-lived natural gas properties exhibiting low operating costs.

         At December 31, 2000, we owned proved reserves of approximately 130 Bcf of natural gas and 1.4 MMBbls of oil aggregating to approximately 138 Bcfe with an SEC PV-10 value of $534 million and a reserve life index of 12.4 years. Approximately 67% of our proved reserves were classified as proved developed and approximately 94% of our proved reserves were natural gas. Our average daily net production for the 12 months ending December 31, 2000 was 30.4 MMcfe. At December 31, 2000, we had interests in 669 wells, including 83 service wells.

         We have budgeted through fiscal year ending December 31, 2001 approximately $25 million to $27 million for drilling and exploration activities. Our EBITDA for the twelve months ended December 31, 2000 was $29.8 million at an average realized price of $3.80 per Mcfe.

         We were incorporated under the laws of Delaware on May 11, 1989. Our executive offices and mailing address are 13760 Noel Road, Suite 1030, Dallas, Texas 75240-7336 and our telephone number at that address is 972-233-9906. On September 18, 2000, we changed our name from Queen Sand Resources, Inc. to DevX Energy, Inc. We also changed our fiscal year end from June 30 to December 31, effective December 31, 2000. The information in this transition report on Form 10-K is presented on a calendar year basis covering the 12-month periods ended December 31, unless otherwise stated.

BUSINESS STRATEGY

         Our goal is to enhance shareholder value by expanding our oil and natural gas reserves, production levels and cash flow. Our strategy to achieve these goals consists of these elements:

         o        pursuing managed asset growth through:

                  o actively developing and exploiting our existing higher potential oil and natural gas properties;

                  o selective acquisitions of high potential oil and natural gas assets that complement our existing properties, coupled with routine dispositions of non-core and lower potential properties;

                  o        an increased emphasis on exploration activities; and

                  o targeted merger(s) where the consolidation with other companies will provide access to quality reserves within our core areas;

         o maintaining a capital and financial structure with prudent debt to equity ratios that will allow us to use cash generated from operations to fund growth in our production and reserves; and

         o maintaining a management team of senior industry executives to assist the company in enhancing and expanding its operational and exploration activities.

         DEVELOPMENT AND EXPLOITATION OF EXISTING PROPERTIES. We have identified over 100 proved development locations and exploitation opportunities on our properties. We have prioritized these opportunities to concentrate on those higher impact projects that have the potential to replace production and to grow our reserves while maximizing the long-term return on our capital. Our opportunities include:

         o additional exploitation of well-defined locations on existing properties such as in the J.C. Martin field in south Texas;

         o in-fill drilling on our producing properties such as in the Gilmer field in east Texas;

         o recompletion of existing wells in behind-pipe intervals such as in the Lopeno and Volpe fields in south Texas; and

         o developing proved undeveloped and probable reserves by drilling low risk, long-lived natural gas wells in the shallow New Albany Shale formation in Kentucky.

         PROPERTY ACQUISITIONS AND DIVESTITURES. We are pursuing the acquisition of oil and natural gas properties that we believe will provide us with a combination of increased production, reserve growth and exploration potential. Although we are currently weighted towards natural gas reserves, we continue to pursue opportunities for oil reserves as well as natural gas reserves. While the acquisition market is currently very competitive, we believe that there are opportunities to acquire high quality oil and natural gas properties with these characteristics in the mid-continent and southwest regions of the United States, where we have established core areas. In all property acquisitions, the company will be seeking to become the operator. We will also continue to routinely evaluate our portfolio of properties and periodically divest non-core or low potential properties.

         EXPLORATION. The acquisition market is currently very competitive, especially for transactions that exceed $50 million. These properties are generally sold on a tender bid basis which has the effect of bidding up the price and maximizing the return to the seller. As a result, we have determined that it is no longer prudent to rely solely on acquisitions for asset growth. Our growth strategy has evolved from being primarily acquisition driven to a more balanced approach with an increased emphasis on exploration opportunities. We believe that this balanced approach will provide for a lower average reserve replacement cost, thereby improving our financial results. In order to diversify our exposure, we generally acquire larger interests in company-operated, low risk projects and smaller interests in higher risk/high impact exploration properties. Our plan is for much of our exploration effort to be conducted with partners who bring a unique experience, expertise or ownership position in the prospect area of interest and have a successful track record.

         MERGER OPPORTUNITIES. With our substantially de-leveraged balance sheet, stronger cash flow following the Recapitalization (see "Recent Developments") and our long-life reserves, we are actively evaluating the Company's fit in a consolidating industry, and considering various alternatives. This could result in our purchasing properties or a company that would enhance the value of the Company or in selling the Company to another company to create immediate shareholder value.

         CAPITAL AND FINANCIAL STRUCTURE. Our objective is to use a portion of the net proceeds of our public offering of common stock (see "Recent Developments") and internally generated cash flow to fund our exploration, development and exploitation programs. We believe that we can finance our acquisition opportunities at attractive costs with a combination of equity and debt.

         MANAGEMENT TEAM. During the course of fiscal 2000, we added several seasoned senior oil and gas industry executives with experience in building stockholder value and in the management of exploration and development projects. We also increased the number of technical personnel during the year.

RECENT DEVELOPMENTS

         THE RECAPITALIZATION. On October 31, 2000, we completed a recapitalization (the "Recapitalization") which included: (a) a reverse stock split of one common share for every 156 shares of our common stock; (b) the exchange of all preferred stock then outstanding, all warrants exercisable for shares of common stock and all unexercised common stock repricing rights for 732,500 shares of post reverse-split common stock; and (c) the repurchase of $75 million face value of our senior notes for approximately $52.5 million. Our stockholders approved the Recapitalization at a stockholders meeting held on September 18, 2000.

         THE OFFERING. During the months of October and November 2000, we completed the offering of an aggregate of 11,500,000 shares of post reverse split common stock at a price to the public of $7.00 per share (the "Offering"). The sale of 10,000,000 shares under the Offering was completed on October 31, 2000, and a further 1,500,000 shares were sold to the underwriters on November 29, 2000 pursuant to the exercise of their overallotment option. The net proceeds to the company, after deducting the underwriters' discount and offering expenses, were approximately $73.1 million. Approximately $66.5 million of the net proceeds of the Offering were applied to reduce debt and the remainder was applied to working capital of the company.

         As a result of the completion of the Recapitalization and the Offering, our company:

         o        reduced the face value of our outstanding debt to $50 million;

         o        eliminated all outstanding preferred stock;

         o eliminated the dilutive effects of the conversion and repricing rights held by some of our stockholders;

         o improved our liquidity by modifying the indenture governing our senior notes to permit us to increase our senior working capital facility from $35 million to $48.5 million; and

         o enabled us to list our common stock on the Nasdaq National Market under the trading symbol "DVXE."

         MANAGEMENT TEAM AND BOARD CHANGES. Ted Collins, Jr. and Eli Rebich resigned from the Board of Directors in May and June 2000, respectively. On September 15, 2000, Ronald I. Benn resigned as Chief Financial Officer and was replaced by William W. Lesikar. On October 6, 2000, Joseph T. Williams joined the company as Chairman. On October 26, 2000, Robert L. Keiser and Jerry B. Davis were appointed to the Board of Directors. On November 14, 2000, Patrick J. Keeley was also appointed to the Board of Directors. On December 7, 2000, Bruce
I. Benn and Robert P. Lindsay resigned their respective positions as Executive Vice President and Chief Operating Officer.

PRINCIPAL OIL AND NATURAL GAS PROPERTIES

         As of December 31, 2000, we owned interests in 586 gross producing wells, representing 155 net wells. The following is an overview of our major fields, by area.

EAST TEXAS

         GILMER FIELD. The Gilmer field consists of 45 natural gas wells that cover approximately 9,030 gross acres in Upshur County in east Texas. The wells produce from the Cotton Valley Lime formation at a depth of approximately 11,500 feet to 12,000 feet.

         Goldston Oil Corporation, or Goldston, has an 80% working interest in, and is the operator of, our wells, which are in the heart of the Gilmer field. We own a 47.5% net profits interest in Goldston's working interest.

         The Gilmer field is located on the northwestern flank of the Sabine Uplift. The initial well in the field was drilled in 1986 and the field was delineated over the following ten years. The reservoirs are characterized by low permeability, depletion drive mechanisms and require stimulation. Well spacing is currently four wells per 640-acre block for most of the units in the field. A field dedicated treating plant and centralized compression system provides the operator control in marketing the natural gas.

         Our average daily net production from the Gilmer field in December 2000 was approximately 10 MMcf of natural gas and 138 Bbls of oil, aggregating 10.7 MMcfe.

         Seven new wells have been drilled since June 2000, an eighth well is being drilled and ten additional proved undeveloped locations are scheduled to be drilled. Depending upon economic conditions, the property's value could be increased by accelerating production through additional down spacing.

SOUTH TEXAS

         J.C. MARTIN FIELD. The J.C. Martin field consists of 84 producing natural gas wells that cover approximately 8,300 gross acres in Zapata County, Texas on the Mexican border. The field primarily produces from the Lobo 1, 3 and 6 series of sands in the Wilcox formation at depths of approximately 8,000 feet to 10,000 feet.

         Our interests consist of (a) a 13.33% perpetual, non-participating mineral royalty interest covering the Mecom family ranch and (b) an 80% net profits interest in Devon Energy Corporation's 20% working interest in the ranch. Coastal Oil Corporation, or Coastal, operates all of the wells. The reservoirs are low permeability, producing through pressure depletion and requiring fracture stimulations. A portion of our royalty interest in this property is the subject of litigation involving the predecessor owner. For further description of this litigation, see "Item 3. Legal Proceedings."

         Our average daily net production from the J.C. Martin field in December 2000 was 7 MMcfe.

         Two new wells have been drilled since January 2001, and a third well is being drilled. The first two wells had initial production rates of 2,300 Mcf per day and 1,400 Mcf per day, respectively, net to our interest.

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

         LOPENO AND VOLPE FIELDS. The Lopeno and Volpe fields are located in Zapata County, Texas. These fields contain 24 wells. All of the wells produce from multiple reservoirs in the Upper Wilcox formation. Cody Energy, LLC is the operator of the majority of the wells with Dominion Production & Exploration, Inc. operating the remainder. We own interests in almost 4,700 gross acres in the Lopeno and Volpe fields.

         The Lopeno field is an extension of a field originally discovered in 1952. Over 20 sands have produced in the field at depths ranging from 6,500 feet to 12,000 feet. Typical of the numerous Upper Wilcox fields along the Texas Gulf Coast, the Lopeno field is highly faulted and overpressured. The Volpe field is also a Wilcox field located 8 miles north of Lopeno, Texas. A well was drilled directionally along the trapping fault and produced from the Middle Wilcox formation. Twelve proved undeveloped locations have been identified in these fields.

         Until June 30, 2000, we owned a 66.66% net profits interest in working interests owned by Choctaw II Oil & Gas Ltd., or Choctaw. Choctaw's working interests vary from 15.7% to 75%. Effective June 30, 2000, we sold our net profits interests in the Lopeno and Volpe fields, and we purchased primarily working interests in these properties as well as some additional interests in the Lopeno and Volpe area. As a result of this sale, our economic interest in the Lopeno and Volpe properties has been reduced by approximately one-half and we have converted substantially all of the remaining economic interest from net profits interests to working interests.

         Our average daily net production from the fields in December 2000 was 600 Mcfe of natural gas.

         We believe that the production in these fields can be enhanced through workovers and accelerated drilling for the shallow, behind-the-pipe reserves.

KENTUCKY

         NASGAS FIELD. We own working interests ranging between 60% and 100% in approximately 14,000 gross acres in Meade, Hardin and Breckinridge Counties, Kentucky. There are currently 32 gross producing natural gas wells located on our leases in Meade and Hardin Counties. These wells produce from the New Albany Shale formation at depths of approximately 850 feet. The shale zone has two porosity members and averages 80 feet in thickness. In addition to the natural gas wells, we also own an interest in two salt-water disposal wells and a related natural gas gathering system. Natural gas reserves in the New Albany Shale formation are long-lived reserves, generally lasting over 50 years. Our average daily net production from the Nasgas field in December 2000 was 400 Mcf.

MID-CONTINENT

         We own interests in oil and gas assets located in the Texas panhandle, Oklahoma and Kansas, collectively referred to as the mid-continent assets. The mid-continent assets include 212 wells in 25 fields. These reserves are concentrated in high quality fields with the value evenly distributed over diverse, well-known reservoirs with long production histories supported by stable production declines. These reserves are long-lived assets with a productive life of 40 years and a reserves-to-production ratio of 15 years. An experienced production company operates each of these properties with focused operations in their respective areas. We own net profits overriding royalty interests in each of these properties.

         The net daily production from these properties in December 2000 was 100 Bbls and 5.8 MMcf, or 6.4 MMcfe.

EXPLORATION, DEVELOPMENT AND EXPLOITATION ACTIVITIES

         During the past several months, we have entered into two exploration joint ventures, one of which focuses primarily on west Texas/Permian Basin opportunities and the other focuses primarily on south Texas prospects. Our plans for the year ending December 31, 2001 call for allocating between 15% and 35% of our capital expenditures to exploration activities. Our development drilling program is generated largely through our internal technical evaluation efforts and as a result of our obtaining undeveloped acreage in connection with producing property acquisitions. In addition, there are numerous opportunities for in-fill drilling on our leases currently producing oil and natural gas. We intend to continue to pursue development drilling opportunities which offer potentially significant returns to us. Our exploitation activities consist of the evaluation of additional reserves through workovers, behind-the-pipe recompletions and secondary recovery operations.

         During the year ended December 31, 2000, we participated in drilling 20 gross, or 5.3 net, wells, of which 15 gross, or 3.8 net, were productive. However, we cannot assure you that this past rate of drilling success will continue in the future. We are currently pursuing development drilling projects in 6 different fields and anticipate continued growth in drilling activities.

         At December 31, 2000, we had identified over 100 proved development locations on our acreage. We expect to spend approximately $25 million to $27 million on exploration, development and exploitation projects during the fiscal year ending December 31, 2001.

         The following is a brief discussion of our primary areas of development and exploitation activity:

EAST TEXAS

         GILMER FIELD. We are currently engaged in an in-fill drilling program at the Gilmer field. This development program began in May 2000, and we have kept one rig drilling continuously in the field since. As of March 1, 2001, we have completed six wells, are completing a seventh well, and are drilling an eighth well. We believe the operator intends to keep the rig drilling in the Gilmer field and has identified an additional 22 potential locations, 10 of which are classified as proved undeveloped locations.

SOUTH TEXAS

         J.C. MARTIN FIELD. The J.C. Martin field produces from the Lobo Trend. Intense faulting has created many separate reservoirs that are over-pressured and highly faulted with numerous stacked sands. A 3D seismic study over the field has identified multiple new locations and initiated a new round of drilling. Since we acquired our interest in 1998, 23 wells have been drilled, 5 of which were drilled in 2000. In addition to the Lobo reservoirs evaluated in the reserve report, we believe upside potential exists in the Navarro and Middle Wilcox zones. We recently recompleted one well in the Middle Wilcox. The deeper Cretaceous formation, the Navarro zone, also produces in this field. Since December 2000, we have drilled two wells, are drilling a third well, and expect to drill three more wells this year.

         LOPENO AND VOLPE FIELDS. We believe meaningful potential exists in the Lopeno and Volpe fields to increase production. Over twenty sands have produced in the Lopeno field and most wells have multiple behind-the-pipe zones. Accelerated drilling for some of the shallower zones may be justified, improving their present value. Twelve proved undeveloped locations have been identified in the Lopeno and Volpe fields that would develop Upper Wilcox sands. We are currently working with the operator to pursue the necessary workovers and additional drilling.

KENTUCKY

         NASGAS FIELD. We believe that the Nasgas field presents opportunities for low cost developmental drilling at depths of less than 1,000 feet. We are in the process of completing a 25-well drilling program, which commenced during October 2000. We have commenced drilling operations on the first of 50 additional wells we plan to drill during 2001. These wells have long lives, often exceeding 50 years. We anticipate our share of capital expenditures in the Nasgas field will be approximately $7 million through December 2001.

EXPLORATION JOINT VENTURES

         We have recently entered into two exploration joint ventures. Both utilize 3-D seismic analysis to explore for potential oil and gas reservoirs. The first agreement was signed in September 2000 and focuses primarily on the Permian Basin in west Texas. The majority of the prospects target the Wolfcamp formation at 6,000 feet to 8,000 feet. As of March 2001, we have participated in seven wells with an ownership interest of between 1.3% and 27.1%, or an average of 7.1%. Three are producing, three are waiting on completion and one was a dry hole. We are currently negotiating a participation in two additional 3-D seismic surveys in this area that would encompass approximately thirty square miles. We expect our interest in additional prospects in Pecos County, Texas to range between 10% and 15% and for prospects other than those in Pecos County to range between 25% and 75%.

         The second agreement was signed in January 2001 and focuses primarily on the Frio and Wilcox formations in south Texas. These prospects are generally higher reserve potential and higher risk than those in west Texas. As of March 2001, we have committed to participating in three prospects in this joint venture. The first well is anticipated to spud prior to the end of March 2001. We expect to participate with interests ranging between 15% and 30% in prospects in this venture.

         We expect to spend 15% to 35% of our total capital budget on exploration activities.

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

         In an effort to reduce the effects of the volatility of the price of oil and natural gas on our operations and cash flow, we adopted an approach of hedging oil and natural gas prices whenever market prices are in excess of the prices anticipated in our operating budget and financial plan through the use of commodity futures, options and swap agreements. We do not engage in speculative trading. For further description of our hedging strategy, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Changes in Prices and Hedging Activities."

         For the year ended December 31, 2000, Goldston Oil Corporation accounted for approximately 31% of our oil and natural gas sales, Coastal Oil and Gas, Inc. accounted for approximately 18% of our oil and natural gas sales, Devon Energy Corporation accounted for approximately 13% of our oil and natural gas sales, and Kaiser Francis Oil Company accounted for approximately 14% of our oil and natural gas sales. We do not believe that the loss of any of these buyers would have a material effect on our business or results of operations as we believe we could readily locate other buyers. However, short term disruptions could occur while we seek alternative buyers or while lines were being connected to other pipelines.

OIL AND NATURAL GAS RESERVES

         The following tables summarize information regarding our estimated proved oil and natural gas reserves as of December 31, 1998, 1999 and 2000. All of these reserves are located in the United States. The estimates relating to our proved oil and natural gas reserves and future net revenues of oil and natural gas reserves at December 31, 1998 are based on reserve reports prepared by our internal petroleum engineers. The estimates at December 31, 1999 with respect to the Morgan Properties included in this Annual Report on Form 10-K are based upon reports prepared by Ryder Scott Company. The estimates at December 31, 1999 other than with respect to the Morgan Properties included in this form are based upon reports prepared by H.J. Gruy and Associates, Inc. The estimates at December 31, 2000 are based on reserve reports prepared by Ryder Scott Company. In accordance with guidelines of the SEC, the estimates of future net cash flows from proved reserves and their SEC PV-10 are made using oil and natural gas sales prices in effect as of the dates of the estimates and are held constant throughout the life of the properties. Our estimates of proved reserves, future net cash flows and SEC PV-10 were estimated using the following weighted average prices, before deduction of production taxes:

                                DECEMBER 31
                        ------------------------
                         2000     1999     1998
                        ------   ------   ------
Natural gas (per Mcf)   $10.92   $ 2.35   $ 1.84
Oil (per Bbl)           $25.88   $23.91   $10.79

         Reserve estimates are imprecise, and may be expected to change as additional information becomes available. Furthermore, estimates of oil and natural gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of these data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgement. Reserve reports of other engineers might differ from the reports contained herein. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of this estimate. Future prices received for the sale of oil and natural gas may be different from those used in preparing these reports. The amounts and timing of future operating and development costs may also differ from those used. Accordingly, we cannot assure you that the reserves set forth herein will ultimately be produced or can there be assurance that the proved undeveloped reserves will be developed within the periods anticipated. The discounted future net cash inflows should not be construed as representative of the fair market value of the proved oil and natural gas properties, since discounted future net cash inflows are based upon projected cash inflows which do not provide for changes in oil and natural gas prices nor for escalation of expenses and capital costs. The meaningfulness of these estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

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

         For additional information concerning our oil and natural gas reserves and estimates of future net revenues attributable thereto, see Note 12 of the notes to consolidated financial statements included in this Annual Report on Form 10-K.

COMPANY RESERVES

         The following tables set forth our proved reserves of oil and natural gas and the SEC PV-10 thereof for each year in the three-year period ended December 31, 2000.

                     PROVED OIL AND NATURAL GAS RESERVES(1)

                                                    DECEMBER 31
                                          ------------------------------
                                            2000       1999       1998
                                          --------   --------   --------
NATURAL GAS RESERVES (MMcf):
   Proved Developed Reserves                84,669     86,044    120,373
   Proved Undeveloped Reserves              45,107     53,954     51,632
                                          --------   --------   --------
   Total Proved Reserves of natural gas    129,776    139,998    172,005
OIL RESERVES (MBbl):
   Proved Developed Reserves                 1,253      1,937      4,317
   Proved Undeveloped Reserves                 108      2,516      2,562
                                          --------   --------   --------

   Total Proved Reserves of oil              1,361      4,453      6,879

TOTAL PROVED RESERVES (MMcfe)              137,942    166,716    213,279


                        SEC PV-10 OF PROVED RESERVES(1)

                                                    DECEMBER 31
                                          ------------------------------
                                            2000       1999       1998
                                          --------   --------   --------
                                                 (IN THOUSANDS)
SEC PV-10(2):
   Proved Developed Reserves              $392,086   $ 88,007   $ 94,871
   Proved Undeveloped Reserves             142,133     43,115     17,700
                                          --------   --------   --------
   TOTAL SEC PV-10                        $534,219   $131,122   $112,571

---------

(1) The data shown at December 31, 1998 is based upon reserve reports prepared by our internal petroleum engineers. The data shown at December 31, 1999 with respect to the Morgan Properties is based upon reserve reports prepared by Ryder Scott Company. The estimates at December 31, 1999 other than with respect to the Morgan Properties are based upon reserve reports prepared by H.J. Gruy and Associates, Inc. The estimates at December 31, 2000 are based on reserve reports prepared by Ryder Scott Company.

(2) SEC PV-10 differs from the Standardized Measure set forth in the notes to our consolidated financial statements, which is after a provision for future income taxes. These amounts do not reflect the impact of any of our derivative contracts used to hedge commodity price risk, as the contracts are financial contracts and do not contemplate physical delivery of oil or natural gas.

         Except for the effect of changes in oil and natural gas prices no major discovery or other favorable or adverse event is believed to have caused a significant change in these estimates of our reserves since December 31, 2000.

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

  OPERATIONS DATA

  PRODUCTIVE WELLS

         The following table sets forth the number of total gross and net productive wells in which we owned an interest as of December 31, 2000.

                         GROSS                   NET
                ---------------------   ---------------------
                 OIL     GAS    TOTAL    OIL     GAS    TOTAL
                -----   -----   -----   -----   -----   -----
Texas             150     166     316    37.2    35.0    72.3
New Mexico         29      --      29    28.5      --    28.5
Oklahoma           --     153     153      --    19.6    19.6
Kentucky           --      32      32      --    22.4    22.4
Other(1)            2      54      56     1.4    10.8    12.1
                -----   -----   -----   -----   -----   -----
        Total     181     405     586    67.1    87.8   154.9
                =====   =====   =====   =====   =====   =====

----------
(1) Represents wells located in Alabama, Kansas, Louisiana and Wyoming.


PRODUCTION ECONOMICS

         The following table sets forth certain operating information for the periods presented.

                                                          YEARS ENDED DECEMBER 31
                                                  ------------------------------------
                                                     2000         1999         1998
                                                  ----------   ----------   ----------
OPERATING DATA
PRODUCTION VOLUMES:
  Natural gas (MMcf)                                   9,797       11,441        9,931
  Oil (MBbl)                                             216          339          481
    Total (MMcfe)                                     11,096       13,474       12,814
AVERAGE SALES PRICE, NET OF CASH SETTLEMENTS ON
  HEDGE POSITIONS:
  Natural gas (per Mcf)                           $     3.69   $     2.24   $     2.16
  Oil (per Bbl)                                        27.89        14.05        13.26
SELECTED EXPENSES (PER MCFE):
  Production taxes                                $     0.16   $     0.08   $     0.15
  Lease operating expense, including ad
      valorem taxes                                     0.55         0.39         0.66
  General and administrative                            0.41         0.27         0.19
  Depreciation, depletion and amortization (1)          0.77         0.68         0.79

----------
(1) Represents depreciation, depletion and amortization of oil and natural gas properties only.

DRILLING ACTIVITY

         The following table sets forth our gross and net working interests in exploratory and development wells (but excluding injection or service wells) drilled during the indicated periods.

                           YEARS ENDED DECEMBER 31
                ----------------------------------------------
                     2000            1999            1998
                -------------   -------------   -------------
                GROSS    NET    GROSS    NET    GROSS    NET
                -----   -----   -----   -----   -----   -----
 EXPLORATORY:
  Oil               2     0.2       1     0.2      --      --
  Natural gas       1      --      --      --      --      --
  Dry               2     1.0       1     1.0      --      --
                -----   -----   -----   -----   -----   -----
       Total        5     1.2       2     1.2      --      --

DEVELOPMENT:
  Oil               1     0.8      --      --       5     2.0
  Natural gas      11     2.8       9     1.9      33    11.7
  Dry               3     0.5       1     0.5       2     1.2
                -----   -----   -----   -----   -----   -----
       Total       15     4.1      10     2.4      40    14.9

TOTAL:
  Oil               3     1.0       1     0.2       5     2.0
  Natural gas      12     2.8       9     1.9      33    11.7
  Dry               5     1.5       2     1.5       2     1.2
                -----   -----   -----   -----   -----   -----
       Total       20     5.3      12     3.6      40    14.9


         Since December 31, 2000, we have successfully drilled 6 gross, 1.2 net, wells, through March 1, 2001. At March 1, 2001, we were in the process of drilling 29 gross, 26.0 net, wells.

DEVELOPED AND UNDEVELOPED ACREAGE

         The following table sets forth the approximate gross and net acres in which we owned an interest as of December 31, 2000.

                     DEVELOPED          UNDEVELOPED
                 -----------------   -----------------
                  GROSS      NET      GROSS      NET
                 -------   -------   -------   -------
Texas             47,203    13,777     6,497     1,300
New Mexico        14,280    14,126        --        --
Louisiana            302       302     6,081     3,315
Oklahoma          37,440     5,336        --        --
Kentucky             636       428    13,886    12,748
Other(1)          20,510     5,190        --        --
                 -------   -------   -------   -------
         Total   120,371    39,159    26,464    17,363
                 =======   =======   =======   =======

----------
(1) Represents acreage located in Alabama, Colorado, Kansas, and Wyoming.


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

         A substantial portion of our oil and natural gas property interests is in the form of non-operated, net profits interests and royalty interests. The net profits interests were conveyed to us by various assignors from the assignor's net revenue interests in the oil and natural gas properties burdened by the net profits interests and royalty interests (the

"underlying properties"). The assignors' net revenue interests are generally leasehold working interests less lease burdens.

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

         It is not anticipated that we will be required in the near future to expend amounts that are material in relation to our total capital expenditures program by reason of environmental laws and regulations, but inasmuch as these laws and regulations are frequently changed, we are unable to predict the ultimate cost of compliance. There can be no assurance that more stringent laws and regulations protecting the environment will not be adopted or that we will not otherwise incur material expenses in connection with environmental laws and regulations in the future. For a description of the risks associated with environmental regulations, see "- Risk Factors."

EMPLOYEES

         As of March 6, 2001, we had 21 full-time employees consisting of 6 officers and 15 support staff. Three of the employees are based in Ottawa, Canada, 16 of the employees are located in the Dallas office, and 2 are on site in Kentucky. In addition, we regularly engage technical consultants and independent contractors to provide specific advice or to perform administrative or technical functions.

RISK FACTORS

                          RISKS RELATED TO OUR BUSINESS

WE HAVE IN THE PAST EXPERIENCED NET LOSSES AND WE MAY EXPERIENCE NET LOSSES IN THE FUTURE, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

         Between the time we began operations in 1994 and December 31, 1999, we were not profitable on an annual basis. We experienced a net loss from continuing operations of approximately $71.1 million for the year ended December 31, 1998, and a net loss from continuing operations of approximately $10.7 million for the year ended December 31, 1999. For the year ended December 31, 2000, we had income from continuing operations of approximately $2.7 million. We may experience net losses in the future as we continue to incur significant operating expenses and to make capital expenditures. We may not sustain or increase profitability on a quarterly or annual basis in the future. At October 31, 2000, we eliminated an accumulated deficit of approximately $68.1 million in connection with a quasi-reorganization.

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

         Reduced revenues resulting from our hedging activities could have an adverse effect on our financial condition and operations. For the year ended December 31, 2000, our revenues were reduced by $3.5 million as a result of cash settlements made under our existing hedge contracts. We may have to make additional payments under these contracts in the future depending on the difference between actual and hedged prices of oil and natural gas. In addition, these hedging arrangements may limit the benefit we would otherwise receive from increases in the prices for oil and natural gas.

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

         Although we were able to borrow an additional $35 million under our credit agreement as of March 6, 2001, our lenders could reduce our borrowing limit. If additional capital resources are unavailable, we will be unable to grow our business and we may curtail our drilling, development and other activities or be forced to sell some of our assets on an untimely or unfavorable basis.

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

WE MAY LOSE TITLE TO OUR ROYALTY INTEREST IN THE J.C. MARTIN FIELD AS A RESULT OF LITIGATION OVER TITLE TO THE ROYALTY INTEREST.

         A portion of our landowner royalty on the J.C. Martin field, which comprises approximately 11% of our total SEC PV-10 value as of December 31, 2000, is currently subject to a lawsuit that may create uncertainty as to the title to our royalty interest. A favorable order of summary judgment has been rendered in favor of the pension funds managed by the entity that sold us the properties. The order has been appealed. Eight million dollars of the purchase price we paid for the Morgan Properties, which include our royalty interest in the J.C. Martin field, are currently in escrow pending the resolution of this lawsuit. If the summary judgment is overturned and a final judgment is later entered against the entity who sold us this property and that judgment unwinds the original transaction in which the entity acquired its interest in the J.C. Martin field, the escrowed monies would be returned to us and we would be required to convey to the plaintiff our royalty interest in the J.C. Martin field and the net proceeds received by us since the date we acquired our interest.

IF A BANKRUPTCY COURT TREATS ANY OF OUR NET PROFITS INTERESTS AS CONTRACT RIGHTS INSTEAD OF REAL PROPERTY INTERESTS, WE COULD LOSE ALL OF THE VALUE OF THOSE INTERESTS.

         We cannot assure you whether a court in the states of Kansas and Oklahoma would treat the net profits interests as contract rights or real property interests. Our net profits interests in these states comprise 14% of our SEC-PV-10 as of December 31, 2000. If any of the assignors become involved in bankruptcy proceedings in these states, we face the risk that our net profits interests might be treated by a bankruptcy court as contract rights instead of real property interests. If the bankruptcy court treats our net profits interests as contract rights, then we would be treated as an unsecured creditor in the bankruptcy, and under the terms of the bankruptcy plan, we could lose all of the value of the net profits interests. If the bankruptcy court treats the net profits interests as real property interests, then our interests should not be materially affected.

ANY NEGATIVE VARIANCE IN OUR ESTIMATES OF PROVED RESERVES AND FUTURE NET REVENUES COULD AFFECT THE CARRYING VALUE OF OUR ASSETS, OUR INCOME AND OUR ABILITY TO BORROW FUNDS.

         There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve data included in this report represent only estimates. In addition, the estimates of future net revenue from proved reserves and their present value are based on assumptions about future production levels, prices and costs that may not prove to be correct over time. In particular, estimates of oil and natural gas reserves, future net revenue from proved reserves and the present value of proved reserves for the oil and natural gas properties described in this report are based on the assumption that future oil and natural gas prices remain the same as oil and natural gas prices at December 31, 2000. The NYMEX prices as of December 31, 2000, used for purposes of our estimates were $26.83 per Bbl of NYMEX Light Sweet Crude and $10.415 per MMbtu for Henry Hub natural gas. Any significant variance in actual results from these assumptions could also materially affect the estimated quantity and value of our reserves.

WE MAY BE REQUIRED TO WRITE DOWN THE CARRYING VALUE OF OUR PROVED PROPERTIES UNDER ACCOUNTING RULES AND THESE WRITE-DOWNS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

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

                       RISKS RELATING TO OUR COMMON STOCK

IF WE DO NOT MAINTAIN THE LISTING OF OUR COMMON STOCK ON THE NASDAQ NATIONAL MARKET OR ANY OTHER STOCK EXCHANGE, THE PRICE OF THE COMMON STOCK MAY BE DEPRESSED AND YOU MAY HAVE DIFFICULTIES RESELLING THE STOCK.

         On October 26, 2000, our common stock was listed for trading on the Nasdaq National Market under the trading symbol "DVXE." In order to maintain our listing on the National Market we must continue to meet certain minimum net tangible asset base, minimum market capitalization and minimum trading price thresholds. Failure to maintain the listing of our common stock on the Nasdaq National Market or any other stock exchange could negatively affect the liquidity and marketability of the common stock. We were delisted from the Nasdaq Small Cap Market on November 11, 1999 due to our failure to satisfy certain listing requirements.

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

OUR STOCKHOLDERS MAY EXPERIENCE SUBSTANTIAL DILUTION IN THE FUTURE

         Our board of directors may issue shares of common stock and preferred stock in the future which may dilute our stockholders' ownership. We are authorized to issue 100,000,000 shares of common stock (12,748,612 shares were issued and outstanding at March 15, 2001). We are also authorized to issue 50,000,000 shares of preferred stock (no shares of preferred stock were issued and outstanding at March 15, 2001).

FUTURE SALES OF OUR COMMON STOCK MAY ADVERSELY AFFECT THE MARKET PRICE

         Future sales by stockholders could adversely affect the prevailing market price of our common stock. As of March 15, 2001 we had 12,748,612 shares of common stock outstanding.

         Of the issued and outstanding shares of our common stock, 12,016,112 are freely tradable without restriction or further registration under the Securities Act of 1933. The remaining 732,500 issued and outstanding shares of common stock are subject to contractual restrictions which limits the quantity that can be sold at any given time. These contractual restrictions will expire on April 30, 2001.

ITEM 2.  DESCRIPTION OF PROPERTIES

GENERAL

         We occupy approximately 8,360 square feet of office space at 13760 Noel Road, Suite 1030, Dallas, Texas, under a lease that expires in October 2003. We also occupy approximately 2,000 square feet of space in Ottawa, Ontario for offices for certain of our executive officers located there under a lease that expires in August 2003. We lease property for a rig yard in New Mexico.

OTHER

         For a description of our oil and natural gas properties, oil and natural gas reserves, acreage, wells, production and drilling activity, see "Item 1. Business."


ITEM 3.  LEGAL PROCEEDINGS

         The landowner royalty on the J.C. Martin field is currently the subject of a lawsuit that has created uncertainty regarding our title to our interest in the J.C. Martin field. For a description of this litigation, see "Item 1. Business - Risk Factors - Risks Related to Our Business - We may lose title to our royalty interest in the J.C. Martin field as a result of litigation over title to the royalty interest."

         No other legal proceedings are pending other than ordinary routine litigation incidental to us, the outcome of which management believes will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the last 3 months of the fiscal year ended December 31, 2000, no matter was submitted by us to a vote of our stockholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR THE COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our common stock has been listed for trading on the Nasdaq National Market System under the trading symbol "DVXE" since October 26, 2000. From November 11, 1999 to October 26, 2000 our stock was quoted on the Nasdaq OTC Bulleting Board under the trading symbol "QSRI." From May 1997 to November 10, 1999 our common stock was quoted on the Nasdaq Small Cap Market under the symbol "QSRI." See "Item 1. Business - Risk Factors - Risks Relating to Our Common Stock." The following table sets forth the high and low closing bid prices for our common stock as reported on Nasdaq Small Cap Market, quoted on the OTC Bulletin Board or listed on the Nasdaq National Market for the periods indicated, and the prices before October 26, 2000 have been adjusted to give effect to the 156-to-1 reverse stock split of our common stock. We have no shares of preferred stock outstanding.

                                       HIGH       LOW
                                      -------   -------
YEAR ENDED DECEMBER 31, 1999
  First Quarter                       $643.50   $175.50
  Second Quarter                      $229.16   $146.17
  Third Quarter                       $146.33   $ 43.84
  Fourth Quarter                      $ 92.66   $ 43.84

FISCAL YEAR ENDED DECEMBER 31, 2000
  First Quarter                       $ 82.68   $ 43.84
  Second Quarter                      $ 63.38   $ 14.63
  Third Quarter                       $ 46.32   $  7.32
  Fourth Quarter                      $  8.38   $  7.32

TRANSFER AGENT

         The Transfer Agent for our common stock is Continental Stock Transfer & Trust Company, 2 Broadway, New York, New York 10004.

HOLDERS

         The approximate number of record holders of our common stock as of March 15, 2001 was 4,338, inclusive of those brokerage firms and/or clearing houses holding our common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

CAPITAL STOCK ISSUANCES

         During the three months ended December 31, 2000, we issued 12,748,612 shares of post reverse-split common stock. Of this amount, 732,500 shares were issued pursuant to Section 3(a) (9) of the Securities Act of 1933, for no additional consideration to stockholders who exchanged all their outstanding preferred stock, warrants or repricing rights, 516,112 shares were issued pursuant to Section 3(a) (9) of the Securities Act of 1933 to the holder of pre reverse split common stock in exchange for their shares and 11,500,000 shares were issued pursuant to the Registration Statement on Form S-2 filed with the Securities and Exchange Commission under file number 333-41992 and declared effective on October 25, 2000. The company also issued a total of 642,500 options to its employees on October 27, 2000 under the company's 1997 Incentive Equity Plan. The exercise price of these options is $7.00 per optioned share. A total of 490,000 of these options vest in two equal annual installments beginning on October 27, 2001 and the remaining 152,500 options vest in three equal annual installments beginning on October 27, 2001. The company also issued a total of 90,000 options to its directors under the Directors' Non-Qualified Stock Option Plan. The exercise price of 9,000 of these Non-Qualified options is $7.00 per optioned share and the exercise price of the remaining 81,000 options is $7.0625 per optioned share. The options issued under the Directors' Non-Qualified Stock Option Plan will vest immediately upon stockholder approval. All 732,500 options were issued subject to stockholder approval of amendments to the plans.

DIVIDENDS

         We have never declared or paid any dividends on our common stock. We currently intend to retain future earnings, if any, for the operation and development of our business and do not intend to pay any dividends on our common stock in the foreseeable future. Because DevX Energy, Inc. is a holding company, our ability to pay dividends depends on the ability of our subsidiaries to pay cash dividends or make other cash distributions. Our credit agreement prohibits us from paying cash dividends on our common stock and the senior notes indenture restricts our payment of dividends on common stock. Our board of directors has sole discretion over the declaration and payment of future dividends subject to Delaware corporate law. Any future dividends may also be restricted by any loan agreements which we may enter into from time to time and will depend on our profitability, financial condition, cash requirements, future prospects, general business conditions, the terms of our debt agreements and certificate of incorporation and other factors our board of directors believes relevant.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth for the periods indicated certain of our summary historical consolidated financial information. The summary historical consolidated financial information for each of the years in the five years ended December 31, 2000 have been derived from our audited consolidated financial statements. During 2000, we changed our year end from June 3 to December 31. The information in the table below has been presented on a calendar year basis. We completed material acquisitions of producing properties in some of the periods presented which affects the comparability of the historical financial and operating data for all periods presented. The summary historical information below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results and Operations," our Consolidated Financial Statements and the notes thereto.

                                                                     YEAR ENDED DECEMBER 31
                                                 -------------------------------------------------------------
                                                    2000         1999         1998        1997          1996
                                                 ---------    ---------    ---------    ---------    ---------
                                                              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
OPERATIONS DATA:
  Oil and natural gas sales(1)                   $  42,205    $  30,354    $  27,832    $   5,950    $   3,030
  Oil and natural gas production expenses(1)         7,941        6,408       10,292        3,600        1,650
                                                 ---------    ---------    ---------    ---------    ---------
  Net oil and natural gas revenues                  34,264       23,946       17,540        2,350        1,380
  General and administrative expenses                4,497        3,629        2,420        2,120        1,080
                                                 ---------    ---------    ---------    ---------    ---------
  EBITDA(2)                                         29,767       20,317       15,120          230          300
  Hedge contract termination costs                      --        3,328           --           --           --
  Interest and financing costs(3)                   15,659       16,949       11,735        1,110          770
  Depletion, depreciation, and amortization(4)      10,242       11,056       11,433        1,400          840
  Ceiling test write-down(5)                            --           --       63,199           --           --
  Interest and other income                            (90)        (357)        (156)        (310)         (70)
  Unrealized losses on derivative contracts          1,945           --           --           --           --
  Income tax benefit                                  (642)          --           --           --           --
                                                 ---------    ---------    ---------    ---------    ---------
  Income (loss) from continuing operations       $   2,653    $ (10,659)   $ (71,091)   $  (1,970)   $  (1,240)
                                                 =========    =========    =========    =========    =========
  Income (loss) per common share ($/share)(6)
        Basic                                    $    1.12    $  (49.52)   $ (414.90)   $  (11.49)   $   (7.80)
                                                 =========    =========    =========    =========    =========
        Diluted                                  $    0.87    $  (49.52)   $ (414.90)   $  (11.49)   $   (7.80)
                                                 =========    =========    =========    =========    =========

CASH FLOWS DATA:
  Net cash provided by (used in) in
  operating                                      $   6,514    $     693    $   8,377    $    (520)   $    (400)
    activities
  Net cash provided by (used in) investing          (9,573)       2,036     (163,584)     (10,090)      (6,750)
  activities
  Net cash provided by (used in) financing          10,668       (2,392)     155,131       12,830        7,810
  activities
  Net increase (decrease) in cash                    7,609          337          (76)       2,210          650


                                                                               AT DECEMBER 31
                                                 -------------------------------------------------------------
                                                    2000         1999         1998        1997          1996
                                                 ---------    ---------    ---------    ---------    ---------
BALANCE SHEET DATA (AT END OF PERIOD):

  Total current assets                            $ 21,725     $  8,562     $  8,475      $ 4,512      $ 1,390
  Property and equipment, net                       97,091       95,982      107,966       26,085       11,080
  Deferred assets                                    4,174        8,074       12,060           13           --
  Total assets                                     122,990      112,618      128,501       30,610       12,470
  Total current liabilities                          9,014       11,926       10,203        3,765        6,130
  Long-term obligations, net of current             50,000      134,106      136,294        7,281        2,600
  portion
  Derivatives                                       12,246           --           --           --           --
  Total stockholders' equity (deficit)              51,730      (33,414)     (17,996)      19,564        3,740

---------

(1) Oil and natural gas sales and production expenses related to net profits interests have been presented as if such net profits interests were working interests.

(2) EBITDA represents earnings before interest expense, income taxes, depreciation, depletion and amortization expense, hedge contract termination costs, write-down of oil and natural gas properties and extraordinary items and excludes interest and other income. EBITDA is not a measure of income or cash flows in accordance with generally accepted accounting principles, but is presented as a supplemental financial indicator as to our ability to service or incur debt. EBITDA is not presented as an indicator of cash available for discretionary spending or as a measure of liquidity. EBITDA may not be comparable to other similarly titled measures of other companies. Our credit agreement requires the maintenance of specified EBITDA ratios. EBITDA should not be considered in isolation or as a substitute for net income, operating cash flow or any other measure of financial performance prepared in accordance with generally accepted accounting principles or as a measure of our profitability or liquidity.

(3)  Interest charges payable on outstanding debt obligations.

(4) Depreciation, depletion and amortization includes amortized deferred charges related to debt obligations of $1.6 million for the year ended December 31, 2000, and $1.5 million for the year ended December 31, 1999, and $0.5 million for the year ended December 31, 1998.

(5) In accordance with the full cost method of accounting, the results of operations for the year ended December 31, 1998 include a write-down of oil and natural gas properties of $63,199,000.

(6) Per share amounts have been retroactively adjusted to reflect the effect of a reverse stock split of one common share for every 156 shares of our common stock.

         We did not pay any cash dividends during any of the periods presented.

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

         We use the full cost method of accounting for our investment in oil and natural gas properties. Under this method, we capitalize all acquisition, exploration and development costs incurred for the purpose of finding and developing oil and natural gas reserves, including salaries, benefits and other related general and administrative costs directly attributable to these activities. We capitalized general and administrative costs of $1,287,000 in the fiscal year ended December 31, 1998, $813,000 in the fiscal year ended December 31, 1999 and $691,000 in the fiscal year ended December 31, 2000. We expense costs associated with production and general corporate activities in the period incurred. We capitalize interest costs related to unproved properties and properties under development. Sales of oil and natural gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless these adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas.

         The following table sets forth certain operating information for the periods presented. Information is presented as if the net profits interests had been accounted for as working interests. The three periods are not readily comparable because we acquired and disposed of certain producing oil and natural gas producing properties during some of the periods presented. More specifically, during April 1998, we acquired the net profits interests. During the summers of 1999 and 2000, we sold some of our producing properties.

                                                                                  YEAR ENDED DECEMBER 31
                                                                          --------------------------------------
                                                                             2000           1999         1998
                                                                          ----------    ----------    ----------
PRODUCTION DATA:
Natural gas (Mcf)                                                          9,797,000    11,441,000     9,931,000
Oil (Bbls)                                                                   216,000       339,000       481,000
Mcfe                                                                      11,096,000    13,474,000    12,814,000

AVERAGE SALES PRICE, NET OF CASH SETTLEMENTS ON HEDGES:
Natural gas ($/Mcf)                                                      $      3.69   $      2.24   $      2.16
Oil ($/Bbl)                                                                    27.89         14.05         13.26
Mcfe ($Mcfe)                                                                    3.80          2.25          2.17

AVERAGE COST ($/MCFE) DATA:
Production and operating costs                                           $      0.55   $      0.39   $      0.66
Production and severance taxes                                                  0.16          0.08          0.15
General and administrative costs                                                0.41          0.27          0.19
Interest expense (excluding amortization of deferred debt
      issuance costs)                                                           1.41          1.26          0.92
Depletion, depreciation, and amortization (excluding write-down of oil
      and natural gas properties)                                               0.77          0.68          0.79

         The following discussion of the results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes thereto included herein, and reflects the operating results as if the net profits interests were accounted for as working interests. We believe that this presentation will provide the reader with a more meaningful understanding of the underlying operating results and conditions for the period.

THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

RESULTS OF OPERATIONS

         REVENUES. Total revenues during the year ended December 31, 2000 were $42.2 million, an increase of $11.8 million from the $30.4 million for the year ended December 31, 1999. Our revenues were derived from the sale of 9.8 Bcf of natural gas at an average price per Mcf of $3.69 and 216,000 barrels of oil at an average price per barrel of $27.89. During the year ended December 31, 1999 our revenues were derived from the sale of 11.4 Bcf of natural gas, at an average price per Mcf of $2.24, and 339,000 barrels of oil, at an average price per barrel of $14.05. Overall we produced 11.1 Bcfe at an average price of $3.80 per Mcfe during the year ended December 31, 2000 as compared to 13.5 Bcfe at an average price of $2.25 per Mcfe during the year ended December 31, 1999. This represents a decrease of 2.4 Bcfe (18%) in production and an increase of $1.55 (69%) in the average price we received.

         We produced 216,000 barrels of oil during the year ended December 31, 2000, a decrease of 123,000 barrels (36%) from the 339,000 barrels produced during the comparable period in 1999. The properties that we sold during 1999 represent 92,000 barrels (75%) of the total decrease of 123,000 barrels. Production from the properties that we owned during both periods decreased by 31,000 barrels. This represents a 13% decline from volumes produced during the year ended December 31, 1999. The decrease in production of oil from the properties owned during the comparative periods is comprised of two components:

         o        The Segno field has not been meeting production expectations.
                  This under performance represents approximately 77% of the decrease in production from the properties that we owned during both periods. Some of the capital projects planned for 2000 were not carried out by the operator of the property. We have agreed to join with the operator in farming out certain Middle Wilcox rights in the property.

         o The final component of the production decline is the result of the natural depletion of our oil reservoirs.

         We produced 9.8 Bcf of natural gas during the year ended December 31, 2000, down from the 11.4 Bcf produced during the comparable period in 1999. The properties that we sold during 1999 represent 0.4 Bcf (27%) of the total decrease of 1.6 Bcf. Production from the properties that we owned during both periods decreased by 1.2 Bcf. This represents an 11% decline from the volumes produced during the year ended December 31, 1999. The decrease in natural gas production from the properties owned during the comparative periods is comprised of three components:

         o The Gilmer field declined approximately 14% from the prior year which represents 42% of the decrease in production from the properties that we owned during both periods. The operator of the property commenced a drilling program during mid-year 2000. By December 31, 2000, five new wells had been drilled and four of those had been placed on production with average initial production rates of 815 Mcf per well, net to our interest.

         o The Lopeno and Volpe fields natural gas production was down 65% from 1999, or 47% of the total decrease in production from properties that we owned during both periods. As of June 20, 2000 we sold approximately one-half of our interest in the property, which accounts for approximately 20% of the reduction. In addition, during the fourth quarter, one new well was unsuccessful and a workover did not achieve expected results. We believe that meaningful development and exploitation potential remains in these properties.

         o The final component of the production decline is the result of the natural depletion of our natural gas reservoirs.

         On a billion cubic feet of gas equivalent ("Bcfe") basis, production for the year ended December 31, 2000 was 11.1 Bcfe, down 2.4 Bcfe (18%) from the
13.5 Bcfe produced during the comparable period in 1999. The properties that we sold at the end of June 1999 represent 1.0 Bcfe of the total decrease of 2.4 Bcfe. Production from the properties that we owned during both periods decreased by 1.4 Bcfe.

         The decrease in revenues resulting from lower production volumes was offset by the significant industry-wide increase in oil and natural gas prices. The average price per barrel of oil sold by us during the year ended December 31, 2000 was $27.89, an increase of $13.84 per barrel (99%) over the $14.05 per barrel during the year ended December 31, 1999. The average price per Mcf of natural gas sold by us was $3.69 during the year ended December 31, 2000, an increase of $1.45 per Mcf (65%) over the $2.24 per Mcf during the comparable period in 1999. Oil prices have remained at these elevated levels subsequent to December 31, 2000. Natural gas prices were volatile throughout the year, and have remained so subsequent to December 31, 2000. On an Mcfe basis, the average price received by us during the year ended December 31, 2000 was $3.80, a $1.55 increase (69%) over the $2.25 we received during the comparable period in 1999.

         During the year ended December 31, 2000 we paid $203,000 in cash settlements pursuant to our oil price-hedging program. The effect on the average oil prices we received during the period was a decrease of $0.94 per barrel (3%). During the year ended December 31, 2000 we paid $3,317,000 in cash settlements and amortized $44,000 of deferred hedging costs regarding our natural gas price-hedging program. The net negative effect on the average natural gas prices we received during the period was $0.35 (9%). Payments made as a result of our oil price-hedging program during the year ended December 31, 1999 were $592,000, which reduced our average oil price by $1.75 per barrel (12%). During 1999 we received $643,000 in cash settlements and amortized $120,000 of deferred hedging costs regarding our natural gas price-hedging program. The net positive effect on the average natural gas prices we received during the period was $0.06 per Mcf (3%).

         COSTS AND EXPENSES. Operating costs and expenses for the year ended December 31, 2000, exclusive of the effect of mark-to-market accounting for derivative contracts used to hedge oil and natural gas prices, were $38.3 million. Of this total, lease operating expenses and production taxes were $7.9 million, general and administrative expenses were $4.5 million, interest charges were $17.3 million and depletion, depreciation and amortization costs were $8.6 million. Operating costs and expenses for the year ended December 31, 1999, exclusive of a $3.3 million hedge contract termination payment and the $1.1 million extraordinary loss from the write-down of deferred charges when we replaced our operating loans, were $38.0 million. Of this total, lease operating expenses and production taxes were $6.4 million, general and administrative expenses were $3.6 million, interest charges were $18.6 million and depletion, depreciation and amortization costs were $9.4 million.

         Severance and production taxes, which are based on the revenues derived from the sale of oil and natural gas, were $1.8 million during the year ended December 31, 2000, as compared to $1.1 million during 1999, an increase of $700,000, or 63%. The increase is primarily as a result of increased wellhead revenues.

         On a cost per Mcfe basis, severance taxes were $0.16 per Mcfe for the year ended December 31, 2000 compared to $0.08 per Mcfe for the comparable period ending December 31, 1999, an increase of 100%. The increase in our average wellhead prices, which rose by 83%, from $2.25 per Mcfe during the year ended December 31, 1999 to $4.12 per Mcfe during 2000, caused the increase in per unit severance taxes.

         Our lease operating expenses grew to $6.1 million for the year ended December 31, 2000, an increase of $0.8 million, or 16%, from the $5.3 million incurred during the comparable period in 1999. The increase had three primary causes. We receive periodic rebates related to processing costs in our Gilmer property. These rebates, which reduce our total processing costs, were higher in 1999 than 2000, due to timing of payments during 1999 and lower plant throughput during 2000. During a portion of 1999, we shut-in several oil producing properties, in response to depressed crude oil prices, in order to reduce total costs. Those properties were back on production for the full year during 2000. Finally, these two increases were offset by the effect of costs related to properties we sold during 1999. Lease operating expenses were $0.55 per Mcfe during the year ended December 31, 2000, an increase of $0.16, or 41%, from the $0.39 per Mcfe incurred during the comparable period in 1999. This increase in average costs per Mcfe is a result of increased total costs being spread over lower production volumes.

         General and administrative expenses were $4.5 million for 2000 compared to $3.6 million incurred during 1999. This increase of $868,000 (24%) consists primarily of costs related to severance payments and certain staffing changes, approximately $740,000 of which are non-recurring costs. On a per unit basis, general and administrative expenses for the year ended December 31, 2000 were $0.41 per Mcfe, an increase of $0.14 per Mcfe (52%) from the $0.27 per Mcfe incurred during the year ended December 31, 1999. This per unit increase in general and administrative expenses is a result of our increased total expenses spread over a decreased level of oil and natural gas production.

         Interest expense for the year ended December 31, 2000 was $17.3 million. This was comprised of $15.7 million paid or payable in cash and $1.6 million of amortization of deferred costs incurred at the time that the related debt obligations were incurred. During the year ended December 31, 1999 our interest expense was $18.6 million. This was comprised of $16.9 million paid or payable in cash and $1.7 million of amortized deferred debt issuance costs incurred at the time that the related debt obligations were established. Interest expense was reduced slightly as a result of a reduction of our debt during the fourth quarter of 2000 in connection with our recapitalization.

         On a per unit basis, cash interest expense for the year ended December 31, 2000 was $1.41 per Mcfe, as compared to $1.26 per Mcfe during 1999. This is the result of the 18% reduction in production we had during 2000, as compared to 1999, offset by slightly reduced interest expense for 2000 compared to 1999.

         The decrease in depletion, depreciation and amortization costs of $0.8 million was a result of the 18% decrease in the volume of oil and natural gas produced by us during the year ended December 31, 2000 as compared to the year ended December 31, 1999. On a cost per Mcfe of reserves, the depletion, depreciation and amortization costs increased by $0.09 per Mcfe (13%). This increase is a function of higher unamortized capitalized costs for 2000 and a reduction in total reserve quantities.

         INCOME TAX BENEFIT. As a result of our recapitalization in October 2000, we were able to recognize the expected future benefits of utilizing a portion of our net operating loss carryforwards to offset taxes payable in future years. As a result, we reported a net tax benefit in income approximating $0.6 million during 2000.

         EXTRAORDINARY GAIN (LOSS). In October 2000 we completed a public offering of our stock and used a portion of the proceeds to repurchase $75 million face value of our 12.5% senior notes for $52.5 million. In connection with this recapitalization, we recorded an extraordinary gain of $21.1 million. In October 1999 we replaced our old credit agreement with our new credit agreement. As a result, we wrote off $1.1 million in unamortized deferred debt issuance costs associated with the old credit agreement.

         CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND CHANGE IN FAIR VALUE OF DERIVATIVES. Effective July 1, 2000, we adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, which requires us to recognize all derivatives on the balance sheet at fair value. Upon adoption of SFAS 133, we had four open derivative contracts, one of which has been designated as a hedge. At adoption, we recognized a derivative liability and a reduction in other comprehensive income of approximately $5.5 million as a cumulative effect of accounting change for the derivative contract designated as a hedge. In connection with the other three derivative contracts, we recognized a net derivative asset of approximately $0.6 million and a related gain of approximately $0.4 million in the income statement as a cumulative effect of accounting change.

         During the six months ended December 31, 2000, we recognized a non-cash loss of approximately $1.9 million in earnings related to the net change in the fair value of our derivative contracts which have not been designated as hedges.

         NET INCOME. For the year ended December 31, 2000, we recorded net income of $24.2 million or $10.24 per basic share ($7.96 per diluted share), compared to a loss of $11.8 million, or $54.76 per basic and diluted share, for 1999. The reduction of debt and increased natural gas prices are the primary causes of the significantly improved results.

THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

RESULTS OF OPERATIONS

         REVENUES. Total revenues during the year ended December 31, 1999 were $30.4 million, an increase of $2.5 million from the $27.8 million for 1998. Our revenues were derived from the sale of 11.4 Bcf of natural gas at an average price per Mcf of $2.24 and 339,000 barrels of oil at an average price per barrel of $14.05. During 1998, our revenues were derived from the sale of 9.9 Bcf of natural gas, at an average price per Mcf of $2.16, and 481,000 barrels of oil, at an average price per barrel of $13.26. Overall we produced 13.5 Bcfe at an average price of $2.25 per Mcfe during 1999 as compared to 12.8 Bcfe at an average price of $2.17 per Mcfe during 1998. This represents an increase of 0.7 Bcfe (5%) in production and an increase of $0.08 (4%) in the average price we received.

         We produced 339,000 barrels of oil during the year ended December 31, 1999, a decrease of 142,000 barrels (29%) from the 481,000 barrels produced during 1998. The properties that we sold during 1999 represent 115,000 barrels (81%) of the total decrease of 141,000 barrels. Production from the properties that we owned during both periods decreased by 27,000 barrels. This represents a 10% decline from volumes produced during the year ended December 31, 1998. The decrease in production of oil from the properties owned during the comparative periods is comprised of three components:

         o During March 1999, we shut in substantially all of the wells in the Caprock field in New Mexico in response to low oil prices. As oil prices recovered late in 1999, we returned to production those wells that produce economically.

         o As an offset to the total decrease in oil volumes, production from our net profits interests, which were acquired during April 1998, were up during 1999, reflecting a full year's production from those properties.

         o The final component of the production decline is the result of the natural depletion of our oil reservoirs.

         o        We produced 11.4 Bcf of natural gas during 1999, up from the
                  9.9 Bcf produced during 1998. The increase is primarily a reflection of a full year's production from our net profits interests, which were acquired during April 1998. The total increase was offset by properties that we sold during 1999, which resulted in reduced gas volumes of 0.6 Bcf.

         On a billion cubic feet of gas equivalent ("Bcfe") basis, production for 1999 was 13.5 Bcfe, up 0.7 Bcfe (5%) from the 12.8 Bcfe produced during 1998. A full year's production during 1999 from the net profits interest properties generated increased volumes of 2.1 Bcfe. Offsetting the increase, the properties that we sold at the end of June 1999 represent a reduction of 1.3 Bcfe.

         The average price per barrel of oil sold by us during 1999 was $14.05, an increase of $0.79 per barrel (6%) over the $13.26 per barrel realized during 1998. The average price per Mcf of natural gas sold by us was $2.24 during 1999, an increase of $0.08 per Mcf (4%) over the $2.16 per Mcf received during 1998. On an Mcfe basis, the average price received by us during 1999 was $2.25, a $0.08 increase (4%) over the $2.17 we received during 1998.

         During the year ended December 31, 1999 we paid $592,000 in cash settlements pursuant to our oil price-hedging program. The effect on the average oil prices we received during the period was a decrease of $1.75 per barrel (12%). During 1999, we received 643,000 in cash settlements and amortized $108,000 of deferred hedging costs regarding our natural gas price-hedging program. The net positive effect on the average natural gas prices we received during the period was $0.06 (3%). Payments received as a result of our oil price-hedging program during 1998 were $380,000, which increased our average oil price by $0.79 per barrel (6%). During 1998, we also received $803,000 in cash settlements and amortized $89,000 of deferred hedging costs regarding our natural gas price-hedging program. The net positive effect on the average natural gas prices we received during the period was $0.08 per Mcf (4%).

         COSTS AND EXPENSES. Operating costs and expenses for the year ended December 31, 1999, exclusive of a $3.3 million hedge contract termination payment and the $1.1 million extraordinary loss from the write-down of deferred charges when we replaced our operating loans, were $38.0 million. Of this total, lease operating expenses and production taxes were $6.4 million, general and administrative expenses were $3.6 million, interest charges were $18.6 million and depletion, depreciation and amortization costs were $9.4 million. Operating costs and expenses for the year ended December 31, 1998, exclusive of an extraordinary charge of $3.5 million, were $35.8 million. Of this total, lease operating expenses and production taxes were $10.3 million, general and administrative expenses were $2.4 million, interest charges were $12.2 million and depletion, depreciation and amortization costs were $10.9 million.

         Severance and production taxes, which are based on the revenues derived from the sale of oil and natural gas, were $1.1 million during 1999, compared to $1.9 million during 1998, a decrease of $800,000, or 42%. These taxes amounted to approximately 4% of wellhead revenues during 1999, down from 7% of wellhead revenues during 1998. The reduction is a result of the substantial changes in our property base resulting from the acquisition of the net profits interests during 1998 and the sale of certain properties during 1999, coupled with the fact that two significant net profits interests receive severance tax abatements.

         On a cost per Mcfe basis, severance taxes were $0.08 per Mcfe for the year ended December 31, 1999, compared to $0.15 per Mcfe for 1998, a decrease of 47%. The change in our property base mentioned above more than offsets the effect of slightly higher wellhead prices received during 1999 over 1998.

         Our lease operating expenses fell to $5.3 million for the year ended December 31, 1999, a decrease of $3.1 million, or 37%, from the $8.4 million incurred during 1998. The decrease had three primary causes. We sold certain properties during June 1999, eliminating the costs associated with operating those properties. We receive periodic rebates related to processing costs in our Gilmer property. These rebates, which reduce total net processing costs, were higher in 1999 than 1998 due to timing of payments during 1999. During a portion of 1999, we shut-in several oil producing properties, in response to depressed crude oil prices, in order to reduce total costs. Lease operating expenses were $0.39 per Mcfe during 1999, a decrease of $0.27, or 41%, from the $0.66 per Mcfe incurred in 1998. This improvement is primarily the result of lower total costs, as discussed above.

         General and administrative expenses increased $1.2 million over 1998, primarily as a result of our increased payroll costs, higher occupancy costs related to our move into larger offices and increased professional fees. On a per unit basis, general and administrative expenses for 1999 were $0.27 per Mcfe, up $0.08 from the $0.19 per Mcfe for 1998. This per unit increase in general and administrative expenses is a result of our increased total costs.

         Interest expense for 1999 was $18.6 million, an increase of $6.4 million, or 52%, over the $12.2 million recorded during 1998. The increase reflects the increased borrowings incurred in connection with our purchase of the net profits interests during April 1998.

         On a per unit basis, cash interest expense was $1.26 per Mcfe during 1999, as compared to $0.92 per Mcfe for 1998. This is a result of our total cash interest expense increasing at a faster rate than our growth in production volumes.

         Depletion, depreciation and amortization costs decreased $1.4 million during 1999 primarily as a result of the significant reduction in unamortized costs during 1998, related to a non-cash write-down of $63 million we recorded during 1998. On a cost per Mcfe of reserves the depletion, depreciation and amortization costs decreased by $0.11 per Mcfe (14%).

         EXTRAORDINARY LOSS. In October 1999 we replaced our old credit agreement with our new credit agreement. As a result, we wrote off $1.1 million in unamortized deferred debt issuance costs associated with the old credit agreement. In July 1998, we unwound a LIBOR interest rate swap contract at a cost of $3.5 million.

         NET LOSS. We incurred a loss of $11.8 million, or $54.76 per basic share, for the year ended December 31, 1999 compared to $74.6 million, or $435.61 per basic share for the year ended December 31, 1998. The decline in oil and natural gas prices between December 31, 1997 and December 31, 1998 caused us to record non-cash write-downs of oil and natural gas properties of $63 million during 1998.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         We completed a recapitalization on October 31, 2000. See "Item 1. Business - Recent Developments." The key components of the recapitalization were: (a) a reverse stock split of one common share for every 156 shares of our common stock; (b) the exchange of all preferred stock then outstanding, all warrants exercisable for shares of common stock and all unexercised common stock repricing rights for 732,500 shares of post reverse-split common stock; and (c) the repurchase of $75 million face value of our senior notes for approximately $52.5 million. In addition we completed a public offering of 11,500,000 shares of post reverse-split common stock generating net proceeds to us after deducting underwriters' discounts and offering expenses of approximately $73.1 million. The net proceeds were used to finance the repurchase of our senior notes, repay bank debt of approximately $14 million and fund working capital.

         Our board of directors decided to effect a quasi-reorganization given the infusion of new equity capital, the reduction in debt, changes in management and changes in the our operations. Accordingly, our accumulated deficit as of the date of the recapitalization, $68.1 million, was eliminated against additional paid-in capital. The historical carrying values of our assets and liabilities were not adjusted in connection with the quasi-reorganization.

         As of March 15, 2001, under our credit agreement we:

         o        had no indebtedness outstanding;

         o        had $8.5 million reserved to secure a letter of credit; and

         o        were permitted to borrow an additional $35 million.

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

         We have planned exploration, development and exploitation activities for all of our major operating areas. We plan to spend $25 million to $27 million in capital activities during 2001, with 15 percent to 35 percent of that allocated to exploration activities. We believe our cash flow from operations combined with our existing credit facility will be sufficient to fund our planned exploration, development and exploitation activities. In addition, we are continuing to evaluate oil and natural gas properties for future acquisition. Historically, we have used the proceeds from the sale of our securities in the private equity market and borrowings under our credit facilities to raise cash to fund acquisitions or repay indebtedness incurred for acquisitions, and we have also used our securities as a medium of exchange for other companies assets in connection with acquisitions. However, there can be no assurance that such funds will be available to us to meet our budgeted capital spending. Furthermore, our ability to borrow other than under the credit agreement is subject to restrictions imposed by the credit agreement and the indenture governing our senior notes. If we cannot secure additional funds for our planned development and exploitation activities, then we will be required to delay or reduce substantially both of such activities.

SOURCES OF CAPITAL

         We have a credit agreement with Ableco Finance LLC and Foothill Capital Corporation which allows for borrowings of up to $50 million, subject to borrowing base limitations, from such lenders to fund, among other things, development and exploitation expenditures, acquisitions and general working capital. Our borrowing base under the credit agreement is currently $43.5 million, none of which was outstanding as of March 15, 2001. Under the credit agreement we have provided a first lien on all of our assets to secure our obligations under the agreement. The credit agreement matures on April 22, 2003. There are no scheduled principal repayments. The credit agreement bears interest as follows:

         o when the borrowings are less than $30 million or borrowings are less than 67% of the borrowing base as defined in the agreement, bank prime plus 2%;

         o when the borrowings are $30 million or greater and borrowings exceed 67% of the borrowing base as defined in the agreement, bank prime plus 3.5%;

         o on amounts securing letters of credit issued on our behalf, 3%.

The credit agreement contains certain affirmative and negative financial and operating covenants, including maintaining an interest coverage ratio greater than one, a minimum of 1.5-to-1 working capital ratio (calculated as set set out in the credit agreement) and a $30 million annual limit on capital spending. At December 31, 2000, the Company exceeded the capital spending limitation, for which the lender issued a waiver. The credit agreement was amended during January 2001 to increase the capital spending limitation, and we believe the new limit is sufficient to accommodate our plans for 2001.

         We have a letter of credit outstanding under the credit agreement in the amount of $8.5 million, as of March 15, 2001, to an affiliate of Enron to secure a swap exposure. This letter of credit has the effect of reducing our credit availability under the credit agreement.

         In October and November 2000 we completed a public offering of 11,500,000 shares of post reverse-split common stock generating net proceeds to us after deducting underwriters' discounts and offering expenses of approximately $73.1 million. The net proceeds were used to finance the repurchase of $75 million original principal amount of our senior notes for approximately $52.5 million, to repay approximately $14 million then outstanding under the credit agreement and to fund working capital.

         We have implemented a commodity gas price hedging program that provides a degree of protection against significant decreases in oil and gas prices. The interest payable under our senior notes is fixed at 12.5%. If we incur debt under the Abelco credit agreement, the interest expense will be variable.

         We may not have sufficient liquidity or capital to undertake all acquisition prospects which we may wish to pursue. Therefore, we will continue to be dependent on raising substantial amounts of additional capital through any one or a combination of institutional or bank debt financing, equity offerings, debt offerings and internally generated cash flow, or by forming sharing arrangements with industry participants. Although we have been able to obtain such financings and to enter into such sharing arrangements in certain of our projects to date, there can be no assurance that we will continue to be able to do so. Alternatively, we may consider issuing additional securities in exchange for producing properties. There can be no assurance that any such financings or sharing arrangement can be obtained.

         Further acquisitions and development activities in addition to those for which we are contractually obligated are discretionary and depend to a significant degree on cash availability from outside sources such as bank debt and the sale of securities or properties.

USES OF CAPITAL

         During the period since our inception in August 1994 through April 1998, our primary method of replacing our production and increasing our reserves was through acquisitions. Since that time, our primary method of replacing production and enhancing our reserves was through the development and exploitation of our oil and natural gas properties. We have recently entered into two exploration joint ventures and expect to allocate 15 percent to 35 percent of our 2001 capital spending to exploration activities. We expect to spend between $25 million and $27 million on discretionary capital expenditures during 2001 for exploitation, development and exploration projects. We believe that cash flow from operations and our credit agreement will be sufficient to fund our planned activities. However, our cash flow from operations is significantly affected by the uncertainty of commodity prices. If there were a significant decline in prices, we would evaluate our projects and may delay or defer some of our planned activities. As of March 1, 2001, we are contractually obligated to fund $6.7 million in capital expenditures through December 2001.

INFLATION

         During the past several years, we have experienced some inflation in oil and natural gas prices with moderate increases in property acquisition and development costs. During the fiscal year ended December 31, 2000, we received higher commodity prices for the natural resources produced from our properties than we did during the year ended December 31, 1999. Our results of operations and cash flow have been, and will continue to be, affected to a certain extent by the volatility in oil and natural gas prices. Should we experience a significant increase in oil and natural gas prices that is sustained over a prolonged period, we could expect that there would also be a corresponding increase in oil and natural gas finding costs, lease acquisition costs, and operating expenses.

CHANGES IN PRICES AND HEDGING ACTIVITIES

         Annual average oil and natural gas prices have fluctuated significantly over the last two years. The table below sets out our weighted average price per barrel of oil and the weighted average price per Mcf of natural gas, the impact of our hedging programs and the related NYMEX indices.

                                                                         DECEMBER 31
                                                                 --------------------------
                                                                  2000      1999      1998
                                                                 ------    ------    ------
       NATURAL GAS (PER MCF):
          Price received at wellhead                             $ 4.04    $ 2.18    $ 2.08
          Effect of hedge contracts                               (0.35)    (0.06)     0.08
                                                                 ------    ------    ------
          Effective price received, including hedge contracts      3.69      2.24      2.16

          Average NYMEX Henry Hub                                  3.91      2.27      2.14
          Average basis differential excluding hedge contracts     0.13     (0.09)    (0.06)
          Average basis differential including hedge contracts    (0.22)    (0.03)     0.02

       OIL (PER BARREL):
          Average price received at wellhead per barrel           28.83     15.80     12.47
          Average effect of hedge contract                        (0.94)    (1.75)     0.79
                                                                 ------    ------    ------
          Average price received, including hedge contracts       27.89     14.05     13.26

          Average NYMEX Sweet Light Oil                           30.20     19.24     14.46
          Average basis differential excluding hedge contracts    (1.37)    (3.44)    (1.99)
          Average basis differential including hedge contracts    (2.31)    (5.19)    (1.20)

         We have a commodity price risk management or hedging strategy that is designed to provide protection from low commodity prices while providing some opportunity to enjoy the benefits of higher commodity prices. We have a series of natural gas futures contracts with various counter-parties. This strategy is designed to provide a degree of protection from negative shifts in natural gas prices as reported on the Henry Hub Nymex Index. For the year ending December 31, 2001, we have 8.7 Bcf hedged at a weighted average floor price of $3.00/Mcf and 5.0 Bcf hedged with a weighted average ceiling price of $5.38/Mcf.

         The table below sets out the volume of natural gas that remains under contract with the Bank of Montreal at a floor price of $2.00 per MMBtu. The volumes set out in this table are divided equally over the months during the period:

                                                            Volume
Period Beginning             Period Ending                  (MMBtu)
----------------             -------------                  -------
January 1, 2001              December 31, 2001             2,970,000
January 1, 2002              December 31, 2002             2,550,000
January 1, 2003              December 31, 2003             2,250,000

         The table below sets out volume of natural gas hedged with a floor price of $1.90 per MMBtu with Enron. The volumes presented in this table are divided equally over the months during the period:

                                                            Volume
Period Beginning             Period Ending                  (MMBtu)
----------------             -------------                  -------
January 1, 2001              December 31, 2001               740,000
January 1, 2002              December 31, 2002               640,000
January 1, 2003              December 31, 2003               560,000

         The table below sets out volume of natural gas hedged with a swap at $2.40 per MMBtu with Enron. The volumes presented in this table are divided equally over the months during the period:

                                                            Volume
Period Beginning             Period Ending                 (MMBtu)
----------------             -------------                 -------
January 1, 2001              December 31, 2001            1,850,000
January 1, 2002              December 31, 2002            1,600,000
January 1, 2003              December 31, 2003            1,400,000

         The table below sets out the volume of natural gas and floor and ceiling prices hedged with Texaco. The volumes presented in this table are divided equally over the months during the period:

                                                  Volume          Floor      Ceiling
Period Beginning         Period Ending            (MMBtu)         Price       Price
----------------       -----------------         ---------        -----      -------
January 1, 2001        March 31, 2001            1,125,000        $5.44        $8.29
April 1, 2001          June 30, 2001               675,000        $4.07        $6.42
July 1, 2001           December 31, 2001         1,350,000        $4.07        $6.51
January 1, 2002        December 31, 2002           900,000        $4.00        $6.75


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HEDGES OF OIL AND NATURAL GAS PRODUCTION

         To reduce our exposure to changes in the prices of oil and natural gas, we have entered into and may in the future enter into arrangements to hedge our oil and natural gas production, whereby gains and losses in the fair value of the derivative instruments are generally offset by price changes in the underlying commodity. The hedges that we have entered into generally provide a `floor' or `cap and floor' on the prices paid for our oil and natural gas production over a period of time. Hedging arrangements may expose us to the risk of financial loss in some circumstances, including the following:

         o our production does not meet the minimum production requirements under the agreement;

         o the other party to the hedging contract defaults on its contract obligations; or

         o there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.

         Due to our risk assessment procedures and internal controls, we believe that the use of these derivative instruments does not expose us to material risk, however, the use of derivative instruments for the hedging activities could affect our results of operations in particular quarterly or annual periods. The use of these instruments limits the downside risk of adverse price movements, but it may also limit our ability to benefit from favorable price movements.

         Our hedging strategy is designed to provide protection from low commodity prices while providing some opportunity to enjoy the benefits of higher commodity prices. We have a series of natural gas futures contracts with Bank of Montreal, an affiliate of Enron and Texaco. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Changes in Prices and Hedging Activities" for a complete description of our hedging positions.

         As of December 31, 2000 the fair value of our hedging contracts, measured as the estimated cost we would incur to terminate the arrangements, was $13.5 million. As of December 31, 2000 a 10% increase in oil and natural gas prices would have resulted in an unfavorable change of $3.3 million in the fair value of our hedging contracts and a 10% decrease in oil and natural gas prices would have resulted in a favorable change of $3.3 million in the fair value of our hedging contracts.

INTEREST RATES

         At December 31, 2000, our exposure to interest rates relates primarily to borrowings under our credit agreement. As of December 31, 2000, we are not using any derivatives to manage interest rate risk. Interest is payable on borrowings under the credit agreement based on a floating rate. As of December 31, 2000, and as of March 15, 2001, we have no amounts borrowed under our credit agreement. Our excess cash balances are invested in short-term money market instruments at floating rates.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item will be set forth under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Executive Officers" of our proxy statement for our 2000 Annual Meeting of Stockholders (the "Proxy Statement") which will be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Exchange Act") and is incorporated herein by reference. The Proxy Statement is expected to be filed on or prior to April 30, 2001.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is set forth under the captions "Executive Compensation," " Director Compensation" and "Certain Relationships and Related Party Transactions" of our Proxy Statement which will be filed with the Commission pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

                                    GLOSSARY

         The terms defined in this glossary are used throughout this Form 10-K.

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

         "exploratory well." A well drilled to find oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

         "gross acres" or "gross wells." The total number of acres or wells, as the case may be, in which a working interest is owned.

         MBbl. One thousand barrels of crude oil or other liquid hydrocarbons.

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

         "Morgan Properties" means the net profits interests and royal interest revenues we purchased in April 1998 from pension funds managed by J.P. Morgan Investments.

         "net acres" or "net wells." The sum of the fractional working interests owned in gross acres or gross wells.

         "net profits interest." A share of the gross oil and natural gas production from a property, measured by net profits from the operation of the property, that is carved out of the working interest. This is a non-operating interest.

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

         NYMEX. New York Mercantile Exchange.

         "producing well," "production well" or "productive well." A well that is producing oil or natural gas or that is capable of production.

         "proved developed producing." Proved developed producing reserves are proved developed reserves which are currently capable of producing in commercial quantities.

         "proved developed reserves." Proved developed reserves are oil and natural gas reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and natural gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

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

         "recompletion." A recompletion is an operation to abandon the production of oil and/or natural gas from a well in one zone within the existing wellbore and to make the well produce oil and/or natural gas from a different, separately producible zone within the existing wellbore.

         "Reserve Life Index." The estimated productive life of a proved reservoir based upon the economic limit of such reservoir producing hydrocarbons in paying quantities assuming certain price and cost parameters. For purposes of this Form 10-K, reserve life is calculated by dividing the proved reserves (on a Mcfe basis) at the end of the period by production volumes for the previous 12 months.

         "royalty interest." An interest in an oil and natural gas property entitling the owner to a share of oil and natural gas production free of costs of production.

         "SEC PV-10." The present value of proved reserves is an estimate of the discounted future net cash flows from each of the properties at December 31, 2000, or as otherwise indicated. Net cash flow is defined as net revenues less, after deducting production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. As required by rules of the Commission, the future net cash flows have been discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. In accordance with Commission rules, estimates have been made using constant oil and natural gas prices and operating costs, at December 31, 2000, or as otherwise indicated.

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

         (a) (3) EXHIBITS

3.1               Restated Certificate of Incorporation of the Company, filed as
                  Exhibit 4.5 to the Company's Registration Statement on Form
                  S-3 (No. 333-47577) filed with the Securities and Exchange
                  Commission on March 9, 1998, which Exhibit is incorporated herein by reference

3.2               Certificate of Designation of Series C Convertible Preferred
                  Stock of the Company, filed as an Exhibit to the Company's
                  Current Report on Form 8-K dated December 24, 1997, which
                  Exhibit is incorporated herein by reference.

3.3               Certificate of Amendment to the Restated Certificate of
                  Incorporation of the Company, filed with the Secretary of State for the State of Delaware on September 19, 2000 which
                  Certificate was filed as an Exhibit to the Company's
                  Registration Statement on Form S-2 filed with the Securities and Exchange Commission on October 6, 2000 (No. 333-41992), which Exhibit is incorporated herein by reference.

3.4*              Certificate of Amendment to the Restated Certificate of
                  Incorporation of the Company, filed with the Secretary of State for the State of Delaware on October 26, 2000, which
                  Certificate is filed herewith.

3.5 Amended and Restated Bylaws of the Company, filed as an Exhibit to the Company's Current Report on Form 8-K dated
                  March 27, 1997, which Exhibit is incorporated herein by reference.

4.1               Indenture, dated July 1, 1998, in regard to 12 1/2% Senior
                  Notes due 2008 by and among the Company and certain of its subsidiaries and Harris Trust and Savings Bank, as Trustee, filed as an Exhibit to the Company's Current Report on Form
                  8-K dated July 8, 1998, which Exhibit is incorporated herein by reference.

4.2* First Supplement to Indenture dated October 12, 2000 among the Company, certain of its subsidiaries and Harris Trust and Savings Bank as Trustee, which Exhibit is filed herewith.

4.3               Settlement Agreement dated as of July 17, 2000 between the
                  Company and the stockholders named therein, filed as an Exhibit to the Company's Registration Statement on Form S-2 filed with the Securities and Exchange Commission on October
                  6, 2000 (No. 333-41992), which Exhibit is incorporated herein by reference.

4.4               Participation Agreement dated as of July 17, 2000 between the
                  Company and the holders of its 12 1/2% senior notes therein filed as an Exhibit to the Company's Registration Statement on Form S-2 filed with the Securities and Exchange Commission on October 6, 2000 (No. 333-41992) which Exhibit is incorporated herein by reference.

4.5               Amendment to Participation Agreement dated as of October 4,
                  2000 between the Company and certain holders of its 12 1/2% senior notes therein filed as an Exhibit to the Company's
                  Registration Statement on Form S-2 filed with the Securities and Exchange Commission on October 6, 2000 (No. 333-41992), which Exhibit is incorporated herein by reference

10.1              Queen Sand Resources 1997 Incentive Equity Plan, filed as an
                  Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August
                  13, 1998, which Exhibit is incorporated herein by reference.

10.2*             Form of DevX Energy, Inc. Restated and Amended Incentive
                  Equity Plan filed herewith**.

10.3*             Form of Option Agreement issued under the Amended and Restated
                  Incentive Equity Plan filed herewith**.

10.4 Directors' Non-Qualified Stock Option Plan filed as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A dated October 23, 1998, which Exhibit is incorporated herein by reference**.

10.5*             Form of DevX Energy, Inc. Restated and Amended Directors'
                  Non-Qualified Stock Option Plan filed herewith**.

10.6*             Form of Option Agreement issued under the Amended and Restated
                  Directors' Non-Qualified Stock Option Plan filed herewith**.

10.7              Amended and Restated Credit Agreement among the Company, DevX
                  Energy, Inc., a Nevada corporation, (formerly known as Queen
                  Sand Resources, Inc.), Ableco Finance LLC, as Collateral
                  Agent, and the lenders signatory thereto, effective as of October 22, 1999, filed as an Exhibit to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended September
                  30, 1999.

10.8              Second Amended And Restated Guaranty Agreement dated as of
                  October 22, 1999 by the Company as Guarantor in favor of Ableco Finance LLC, as Collateral Agent for the lender group and the lenders signatory thereto, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1999.

10.9              Second Amended And Restated Guaranty Agreement dated as of
                  October 22, 1999 by DevX Operating Company a Nevada corporation, (formerly known as Queen Sand Operating Co.), as
                  Guarantor, in favor of Ableco Finance LLC, as Collateral Agent for the lender group, and the lenders signatory thereto, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.10             Second Amended And Restated Guaranty Agreement dated as of
                  October 22, 1999 by Corrida Resources, Inc. as Guarantor, in favor of Ableco Finance LLC, as Collateral Agent for the lender group, and the lenders signatory thereto, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.11 Security Agreement dated as of October 22, 1999, by and among the Company, DevX Energy, Inc., a Nevada corporation,
                  (formerly known as Queen Sand Resources, Inc.), DevX Operating
                  Company (formerly known as Queen Sand Operating Co.), Corrida
                  Resources, Inc. and Ableco Finance LLC, as collateral agent for the lender group, and the lenders signatory thereto, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.12 Second Amended and Restated Pledge and Security Agreement dated as of October 22, 1999, by DevX Energy, Inc., a Nevada corporation, (formerly known as Queen Sand Resources, Inc.), in favor of Ableco Finance LLC, as Collateral Agent for the lender group, and the lenders signatory thereto, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.13 Second Amended and Restated Pledge and Security Agreement dated as of October 22, 1999, by the Company in favor of Ableco Finance LLC, as Collateral Agent for the lender group, and the lenders signatory thereto, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1999.

10.14             Amendment No. 1 to Credit Agreement dated May 2000 among the
                  Company, DevX Energy, Inc., a Nevada corporation (formerly known as Queen Sand Resources, Inc.), Ableco Finance LLC, as
                  Collateral Agent, and the lenders signatory thereto, filed as an Exhibit to the Company's Registration Statement on Form S-2
                  (No. 333-41992), which Exhibit is incorporated by reference.

10.15 Amendment No. 2 to Credit Agreement dated June 30, 2000 among the Company, DevX Energy, Inc., a Nevada corporation,
                  (formerly known as Queen Sand Resources, Inc.), Ableco Finance
                  LLC, as Collateral Agent, and the lenders signatory thereto, filed as an Exhibit to the Company's Registration Statement on Form S-2 filed with the Securities and Exchange Commission on October 6, 2000, (No. 333-41992), which Exhibit is incorporated by reference.

10.16 Amendment No. 3 to Credit Agreement dated September , 2000 among the Company, DevX Energy, Inc., a Nevada corporation
                  (formerly known as Queen Sand Resources, Inc.), Ableco Finance
                  LLC,

                  as Collateral Agent, and the lenders signatory thereto, filed as an Exhibit to the Company's Registration Statement on Form
                  S-2 filed with the Securities and Exchange Commission on October 6, 2000 (No. 333-41992), which Exhibit is incorporated by reference.

10.17 Amendment No. 4 to Credit Agreement dated October 24, 2000 among the Company, DevX Energy, Inc., a Nevada corporation,
                  Ableco Finance LLC, as Collateral Agent, and the lenders signatory thereto, filed as an Exhibit to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended September
                  30, 2000, which Exhibit is incorporated by reference.

10.18* Amendment No. 5 to Credit Agreement dated January 31, 2001 among the Company, DevX Energy, Inc., a Nevada corporation,
                  Ableco Finance LLC, as Collateral Agent, and the lenders signatory thereto, which Amendment is filed herewith.

10.19*            Employment Agreement dated as of October 6, 2000 between the
                  Company and Joseph T. Williams which agreement is filed herewith**.

10.20*            Form of Directors' Indemnity Agreement signed by Jerry B.
                  Davis and Robert L. Keiser.**

10.21             Employment Agreement dated December 15, 1997 between the
                  Company and Robert P. Lindsay, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the
                  Securities and Exchange Commission on August 13, 1998 (No.
                  333-61403) which Exhibit is incorporated herein by reference**.

10.22* Release Agreement dated December 7, 2000 between the Company and Robert P. Lindsay which agreement is filed herewith**.

10.23             Employment Agreement dated December 15, 1997 among the
                  Company, Queen Sand Resources (Canada) Inc. and Bruce I. Benn, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998 (No. 333-61403) which Exhibit is incorporated herein by reference**.

10.24* Release Agreement dated December 7, 2000 between the Company and Bruce I. Benn which agreement is filed herewith**.

10.25             Employment Agreement dated December 15, 1997 among the
                  Company, Queen Sand Resources (Canada) Inc. and Ronald Benn, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998 (No. 333-61403) which Exhibit is incorporated herein by reference**.

10.26 Release Agreement dated September 15, 2000 between the Company and Ronald I. Benn filed as an Exhibit to the Company's
                  Registration Statement on Form S-2 filed with the Securities and Exchange Commission on October 6, 2000 (No. 333-41992), which Exhibit is incorporated by reference**.

10.27*            Employment Agreement dated as of November 10, 2000 between the
                  Company and Edward J. Munden which agreement is filed herewith**.

10.28*            Employment Agreement dated as of November 10, 2000 between the
                  Company and William W. Lesikar which agreement is filed herewith**.

10.29*            Employment Agreement dated as of November 10, 2000 between the
                  Company and Brian J. Barr which agreement is filed herewith**.

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

23.1*             Consent of Ernst & Young LLP.

23.2*             Consent of Ryder Scott Company.

23.3*             Consent of H.J. Gruy and Associates, Inc.


-----------
*   Indicates filed herewith.
**  Indicates management contract

         (b) REPORTS ON FORM 8-K

         During the last quarter of the fiscal year ended December 31, 2000, the Company filed the following reports:

         (i)   A Current Report on Form 8-K, dated November 29, 2000 pursuant to
               Item 5 with respect to the sale of 1,500,000 shares of the Company's common stock pursuant to the exercise of an underwriters' over-allotment option.

         (ii)  A Current Report on Form 8-K, dated November 10, 2000 pursuant to
               Item 5 with respect to the appointment of Patrick J. Keeley to the Board of Directors, and pursuant to Item 8 with respect to a change in fiscal year-end to December 31, 2000 and pursuant to
               Item 9 regarding an estimate of SEC PV-10 reserve value as of September 30, 2000.

         (c) FINANCIAL STATEMENT SCHEDULE AND AUDITORS' REPORT.

         No other financial statement schedules are filed as part of this Form 10-K since the required information is included in the financial statements, including the notes thereto, or circumstances requiring the inclusion of such schedules are not present.

                                 SIGNATURE PAGE

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY ON THE 30TH DAY OF MARCH,
2001.

                              DEVX ENERGY, INC.

                              By: /s/ EDWARD J. MUNDEN
                                  -------------------------------------
                                  Name:   Edward J. Munden
                                  Title:  Chief Executive Officer and President

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED ON THE 30TH DAY OF MARCH 2001.

SIGNATURE                                          TITLE
---------                                          -----
/s/ JOSEPH T. WILLIAMS                   CHAIRMAN OF THE BOARD
--------------------------
JOSEPH T. WILLIAMS

/s/ EDWARD J. MUNDEN                     PRESIDENT, CHIEF EXECUTIVE
--------------------------               OFFICER AND DIRECTOR
EDWARD J. MUNDEN                         (PRINCIPAL EXECUTIVE OFFICER)

/s/ WILLIAM W. LESIKAR                   CHIEF FINANCIAL OFFICER (PRINCIPAL
--------------------------               FINANCIAL OFFICER AND ACCOUNTING OFFICER)
WILLIAM W. LESIKAR


/s/ ROBERT L. KEISER                     DIRECTOR
--------------------------
ROBERT L. KEISER


/s/ JERRY B. DAVIS                       DIRECTOR
--------------------------
JERRY B. DAVIS


/s/ PATRICK J. KEELEY                    DIRECTOR
--------------------------
PATRICK J. KEELEY

                       DEVX ENERGY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Ernst & Young LLP, Independent Auditors.......................... F-2

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2000 and 1999............... F-3
Consolidated Statements of Operations for the
     Years ended December 31, 2000, 1999 and 1998.......................... F-4
Consolidated Statements of Stockholders' Equity (Net Capital
     Deficiency) for the Years ended December 31, 2000, 1999 and 1998...... F-5
Consolidated Statements of Cash Flows for the
     Years ended December 31, 2000, 1999 and 1998.......................... F-7
Notes to Consolidated Financial Statements................................. F-8

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
DevX Energy, Inc.

We have audited the accompanying consolidated balance sheets of DevX Energy, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DevX Energy, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."



Dallas, Texas
March 1, 2001

                       DEVX ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                           DECEMBER 31
                                                                                   ------------------------------
                                                                                       2000             1999
                                                                                   -------------    -------------
ASSETS
Current assets:
   Cash                                                                            $  10,985,000    $   3,376,000
   Accounts receivable                                                                10,557,000        4,727,000
   Other                                                                                 183,000          459,000
                                                                                   -------------    -------------
Total current assets                                                                  21,725,000        8,562,000
                                                                                   -------------    -------------
Property and equipment, at cost:
   Oil and gas properties, based on full cost accounting method                      191,204,000      181,549,000
   Other equipment                                                                       446,000          402,000
                                                                                   -------------    -------------
                                                                                     191,650,000      181,951,000
   Less accumulated depreciation and amortization                                    (94,559,000)     (85,969,000)
                                                                                   -------------    -------------
Net property and equipment                                                            97,091,000       95,982,000

Other assets                                                                           2,953,000        8,074,000
Deferred tax asset                                                                     1,221,000               --
                                                                                   -------------    -------------
                                                                                   $ 122,990,000    $ 112,618,000
                                                                                   =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable                                                                $   1,004,000    $   2,328,000
   Accrued liabilities                                                                 6,503,000        8,721,000
   Current portion of long-term obligations                                                   --          877,000
   Derivatives                                                                         1,507,000               --
                                                                                   -------------    -------------
Total current liabilities                                                              9,014,000       11,926,000

Long-term obligations, net of current portion                                         50,000,000      134,106,000

Derivatives                                                                           12,246,000               --

Commitments and contingencies

Stockholders' equity (net capital deficiency):
   Preferred stock, $0.01 par value:
     Authorized shares - 50,000,000 at December 31, 2000 and 1999
     Issued and outstanding shares - 0 and 9,604,248 at December 31,
       2000 and 1999, respectively                                                            --           96,000
     Aggregate liquidation preference - $0 and $9,678,000 at December 31,
       2000 and 1999, respectively
   Common stock, $0.234 par value:
     Authorized shares - 100,000,000 at December 31, 2000 and 1999
     Issued and outstanding shares - 12,748,612 and 236,960 at
       December 31, 2000 and 1999, respectively                                        2,983,000           70,000
   Additional paid-in capital                                                         60,159,000       64,945,000
   Retained earnings (deficit) ($68,130,000 of accumulated deficit
     eliminated in the quasi-reorganization of October 31, 2000)                         834,000      (91,274,000)
   Accumulated other comprehensive loss                                              (12,246,000)
   Treasury stock, at cost                                                                    --       (7,251,000)
                                                                                   -------------    -------------
Total stockholders' equity (net capital deficiency)                                   51,730,000      (33,414,000)
                                                                                   -------------    -------------
Total liabilities and stockholders' equity                                         $ 122,990,000    $ 112,618,000
                                                                                   =============    =============

See accompanying notes.

                       DEVX ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          YEAR ENDED DECEMBER 31
                                                              --------------------------------------------
                                                                  2000            1999            1998
                                                              ------------    ------------    ------------
Revenues:
   Oil and gas sales                                          $  4,484,000    $  3,625,000    $  5,852,000
   Net profits and royalty interests                            31,507,000      21,955,000      15,947,000
   Interest and other                                               90,000         345,000         156,000
                                                              ------------    ------------    ------------
Total revenues                                                  36,081,000      25,925,000      21,955,000
                                                              ------------    ------------    ------------
Expenses:
   Production expenses                                           1,727,000       1,622,000       4,326,000
   Depreciation and amortization                                 8,637,000       9,418,000      10,866,000
   Hedge contract termination costs                                     --       3,328,000              --
   Write-down of oil and gas properties                                 --              --      63,199,000
   General and administrative                                    4,497,000       3,629,000       2,420,000
                                                              ------------    ------------    ------------
Total expenses                                                  14,861,000      17,997,000      80,811,000
                                                              ------------    ------------    ------------
Operating income (loss)                                         21,220,000       7,928,000     (58,856,000)
Other expenses:
    Interest and financing costs                                17,264,000      18,587,000      12,235,000
    Change in fair value of derivatives                          1,945,000              --              --
                                                              ------------    ------------    ------------
Income (loss) before income taxes, extraordinary items,
    and cumulative effect of accounting change                   2,011,000     (10,659,000)    (71,091,000)
Income tax benefit                                                 642,000              --              --
                                                              ------------    ------------    ------------
Income (loss) before extraordinary items and cumulative
   effect of accounting change                                   2,653,000     (10,659,000)    (71,091,000)
Extraordinary gain (loss), net of tax                           21,144,000      (1,130,000)     (3,549,000)
                                                              ------------    ------------    ------------
Income (loss) before cumulative effect of accounting change
                                                                23,797,000     (11,789,000)    (74,640,000)
Cumulative effect of accounting change, net of tax                 413,000              --              --
                                                              ------------    ------------    ------------

Net income (loss)                                             $ 24,210,000    $(11,789,000)   $(74,640,000)
                                                              ============    ============    ============

Basic income (loss) per share amounts:
   Income (loss) before cumulative effect of accounting
        change and extraordinary items                        $       1.12    $     (49.52)   $    (414.90)
   Extraordinary gain (loss)                                          8.94           (5.24)         (20.71)
                                                              ------------    ------------    ------------
   Income (loss) before cumulative effect of accounting
        change                                                       10.06          (54.76)        (435.61)
   Cumulative effect of accounting change                             0.18              --              --
                                                              ------------    ------------    ------------
   Net income (loss)                                          $      10.24    $     (54.76)   $    (435.61)
                                                              ============    ============    ============

Diluted income (loss) per shares amounts:
   Income (loss) before cumulative effect of accounting
        change and extraordinary items                        $       0.87    $     (49.52)   $    (414.90)
   Extraordinary gain (loss)                                          6.95           (5.24)         (20.71)
                                                              ------------    ------------    ------------
   Income (loss) before cumulative effect of accounting
        change                                                        7.82          (54.76)        (435.61)
   Cumulative effect of accounting change                             0.14              --              --
                                                              ------------    ------------    ------------
   Net income (loss)                                          $       7.96    $     (54.76)   $    (435.61)
                                                              ============    ============    ============

Weighted average shares outstanding:

   Basic                                                         2,364,817         215,268         171,344
   Diluted                                                       3,041,386         215,268         171,344

See accompanying notes.

                       DEVX ENERGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (NET CAPITAL DEFICIENCY)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                    PREFERRED STOCK                   COMMON STOCK           ADDITIONAL
                               ----------------------------    ---------------------------    PAID-IN
                                  SHARES          AMOUNT         SHARES          AMOUNT       CAPITAL         TREASURY
                               ------------    ------------    ------------   ------------   ------------    ------------

Balance at December 31, 1997      9,610,400    $     96,000        144,395   $     48,000   $ 29,020,000    $ (5,000,000)
   Issuance of common
     stock for oil and
     gas properties                      --              --          2,219          1,000      1,751,000              --
   Issuance of common
     stock for cash                      --              --         34,013          8,000     26,972,000              --
   Issuance of common
     stock upon exercise
     of warrants                         --              --         15,860          4,000      6,996,000              --
   Issuance of common
     stock pursuant to
     repricing rights                    --              --          4,984          1,000         (1,000)             --
   Issuance of common
     stock on conversion
     of convertible
     preferred stock                 (2,290)             --          2,534             --             --              --
   Issuance of common
     stock as stock
     dividend                            --              --            111             --         98,000              --
   Repurchase of
     convertible
     preferred stock                 (2,152)             --             --             --             --      (2,251,000)
   Net loss                              --              --             --             --             --              --
                               ------------    ------------   ------------   ------------   ------------    ------------
Balance at December 31, 1998      9,605,958          96,000        204,116         62,000     64,836,000      (7,251,000)
Issuance of common
   stock pursuant to
   repricing rights                      --              --         19,245          5,000         (5,000)             --
Issuance of common
   stock on
   conversion of
   convertible preferred
   stock                             (1,710)             --         12,642          3,000         (3,000)             --
Issuance of common
   stock as stock
   dividend                              --              --            957             --        117,000              --
Net loss                                 --              --             --             --             --              --
                               ------------    ------------   ------------   ------------   ------------    ------------
Balance at December 31, 1999      9,604,248    $     96,000        236,960   $     70,000   $ 64,945,000    $ (7,251,000)

                                ACCUMULATED
                                   OTHER         RETAINED         TOTAL
                               COMPREHENSIVE     EARNINGS      STOCKHOLDERS'
                                   LOSS          (DEFICIT)        EQUITY
                                ------------    ------------    ------------
Balance at December 31, 1997    $         --   $ (4,630,000)   $ 19,534,000
                                ------------   ------------    ------------
   Issuance of common
     stock for oil and
     gas properties                       --             --       1,752,000
   Issuance of common
     stock for cash                       --             --      26,980,000
   Issuance of common
     stock upon exercise
     of warrants                          --             --       7,000,000
   Issuance of common
     stock pursuant to
     repricing rights                     --             --              --
   Issuance of common
     stock on conversion
     of convertible
     preferred stock                      --             --              --
   Issuance of common
     stock as stock
     dividend                             --        (98,000)             --
   Repurchase of
     convertible
     preferred stock                      --             --      (2,251,000)
   Net loss                               --     (74,640,000)   (74,640,000)
                                ------------   ------------    ------------
Balance at December 31, 1998              --    (79,368,000)    (21,625,000)
Issuance of common
   stock pursuant to
   repricing rights                       --             --              --
Issuance of common
   stock on
   conversion of
   convertible preferred
   stock                                  --             --              --
Issuance of common
   stock as stock
   dividend                               --       (117,000)             --
Net loss                                  --    (11,789,000)    (11,789,000)
                                ------------   ------------    ------------
Balance at December 31, 1999    $         --   $(91,274,000)   $(33,414,000)

                       DEVX ENERGY, INC. AND SUBSIDIARIES

                            (NET CAPITAL DEFICIENCY)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                               PREFERRED STOCK                   COMMON STOCK             ADDITIONAL
                          ----------------------------    ---------------------------      PAID-IN
                             SHARES           AMOUNT        SHARES        AMOUNT           CAPITAL         TREASURY
                          ------------    ------------    ------------   ------------    ------------    ------------
Issuance of common
   stock for cash                   --    $         --      11,498,878   $  2,691,000    $ 70,421,000    $         --
Issuance of common
   stock pursuant to
   repricing rights                 --              --         628,962        147,000        (147,000)             --
Issuance of common
   stock on conversion
   of convertible
   preferred stock          (9,604,248)        (96,000)        378,519         89,000           7,000              --
Issuance of common
   stock as stock
   dividend                         --              --           5,293          1,000         231,000              --
Retire treasury stock               --              --              --        (15,000)     (7,236,000)      7,251,000
Reclassification of
   accumulated deficit
   pursuant to
   quasi-reorganization             --              --              --             --     (68,130,000)             --
Other                               --              --              --             --          68,000              --
Net income                          --              --              --             --              --              --
Cumulative effect
   of accounting change             --              --              --             --              --              --
Unrealized losses on
   derivatives                      --              --              --             --              --              --
Comprehensive
   income                           --              --              --             --              --              --
                          ------------    ------------    ------------   ------------    ------------    ------------
Balance at
   December 31, 2000                --    $         --    $ 12,748,612   $  2,983,000   $ 60,159,000    $         --
                          ============    ============    ============   ============    ============    ============
                           ACCUMULATED
                              OTHER         RETAINED         TOTAL
                          COMPREHENSIVE     EARNINGS      STOCKHOLDERS'
                              LOSS          (DEFICIT)        EQUITY
                           ------------    ------------    ------------
Issuance of common
   stock for cash          $         --    $         --    $ 73,112,000
Issuance of common
   stock pursuant to
   repricing rights                  --              --              --
Issuance of common
   stock on conversion
   of convertible
   preferred stock                   --              --              --
Issuance of common
   stock as stock
   dividend                          --        (232,000)             --
Retire treasury stock                --              --              --
Reclassification of
   accumulated deficit
   pursuant to
   quasi-reorganization              --      68,130,000              --
Other                                --              --          68,000
Net income                   24,210,000      24,210,000
Cumulative effect
   of accounting change      (5,515,000)             --      (5,515,000)
Unrealized losses on
   derivatives               (6,731,000)             --      (6,731,000)
Comprehensive
   income                            --              --     (11,964,000)
                           ------------    ------------    ------------
Balance at
   December 31, 2000       $(12,246,000)   $    834,000    $ 51,730,000
                           ============    ============    ============


See accompanying notes.

                       DEVX ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED DECEMBER 31
                                                                    -----------------------------------------------
                                                                        2000             1999             1998
                                                                    -------------    -------------    -------------
OPERATING ACTIVITIES
Income (loss) before extraordinary items and cumulative effect of
   change in accounting                                             $   2,653,000    $ (10,659,000)   $ (71,091,000)
Adjustments to reconcile income (loss) to net cash provided by operating activities:
     Deferred tax benefit                                              (1,424,000)              --               --
     Depreciation and amortization                                      8,637,000        9,313,000       10,850,000
     Amortization of deferred costs                                     1,605,000        1,242,000          738,000
     Write-down of oil and gas properties                                      --               --       63,199,000
     Change in market value of derivatives                              1,945,000               --               --
     Unrealized foreign currency translation gains                        (43,000)        (131,000)              --
     Changes in operating assets and liabilities:
       Accounts receivable                                             (5,830,000)         246,000       (3,660,000)
       Other assets                                                       276,000            4,000         (379,000)
       Accounts payable and accrued liabilities                        (1,305,000)         678,000        8,720,000
                                                                    -------------    -------------    -------------
Net cash provided by operating activities                               6,514,000          693,000        8,377,000

INVESTING ACTIVITIES
Additions to oil and gas properties                                   (13,043,000)      (7,494,000)    (153,961,000)
Proceeds from sales of oil and gas properties                           3,386,000       10,236,000               --
Other                                                                      84,000         (706,000)      (9,623,000)
                                                                    -------------    -------------    -------------
Net cash provided by (used in) investing activities                    (9,573,000)       2,036,000     (163,584,000)

FINANCING ACTIVITIES
Proceeds from revolving credit facilities                              14,000,000       20,032,000       92,800,000
Debt issuance costs                                                            --       (1,130,000)              --
Termination of LIBOR swap agreement                                            --               --       (3,549,000)
Payment on revolving credit facilities                                (23,106,000)     (21,227,000)     (87,671,000)
Proceeds from issuance of 12.5% senior notes                                   --               --      125,000,000
Redemption of 12.5% senior notes                                      (52,504,000)              --               --
Redemption of DEM bonds                                                  (791,000)              --       (1,206,000)
Payments on notes payable                                                      --               --       (1,901,000)
Proceeds from the issuance of common stock                             73,112,000               --       33,980,000
Repurchase of common and preferred stock                                       --               --       (2,251,000)
Payments on capital lease obligation                                      (43,000)         (67,000)         (71,000)
                                                                    -------------    -------------    -------------
Net cash provided by (used in) financing activities                    10,668,000       (2,392,000)     155,131,000

Net increase (decrease) in cash                                         7,609,000          337,000          (76,000)
Cash at beginning of year                                               3,376,000        3,039,000        3,115,000
                                                                    -------------    -------------    -------------
Cash at end of year                                                 $  10,985,000    $   3,376,000    $   3,039,000
                                                                    =============    =============    =============


See accompanying notes.

                        DEVX ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

DevX Energy, Inc. (DEVX or the Company, formerly Queen Sand Resources, Inc.) was formed on August 9, 1994, under the laws of the State of Delaware. The Company is engaged in one industry segment: the acquisition, exploration, development, production and sale of crude oil and natural gas. The Company's business activities are carried out primarily in Kentucky, Oklahoma and Texas. Effective December 31, 2000, the Company changed its fiscal year end to December 31. The accompanying financial statements have been prepared on a calendar year for each period presented.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for its oil and gas activities under which all costs, including general and administrative expenses directly associated with property acquisition, exploration and development activities, are capitalized. Capitalized general and administrative expenses directly associated with acquisitions, exploration and development of oil and gas properties were approximately $691,000, $813,000 and $1,287,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Capitalized costs are amortized by the unit-of-production method using estimates of proved oil and gas reserves prepared by independent engineers. The costs of unproved properties are excluded from amortization until the properties are evaluated. Sales of oil and gas properties are accounted for as adjustments to the capitalized cost center unless such sales significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the cost center, in which case a gain or loss is recognized.

The Company limits the capitalized costs of oil and gas properties, net of accumulated amortization, to the estimated future net revenues from proved oil and gas reserves less estimated future development and production expenditures discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, as adjusted for related estimated future tax effects. If capitalized costs exceed this limit (the full cost ceiling), the excess is charged to depreciation and amortization expense. During the year ended December 31, 1998, the Company recorded full cost ceiling write-downs of $63,199,000.

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

Depreciation of other property and equipment is provided principally by the straight-line method over the estimated service lives of the related assets. Equipment under capital lease is recorded at the lower of fair value or the present value of future minimum lease payments and is depreciated over the lease term.

Costs incurred to operate, repair and maintain wells and equipment are charged to expense as incurred.

                       DEVX ENERGY, INC. AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Certain of the Company's oil and gas activities are conducted jointly with others and, accordingly, the financial statements reflect only the Company's proportionate interest in such activities.

The Company does not expect future costs for site restoration, dismantlement and abandonment, postclosure, and other exit costs which may occur in the sale, disposal or abandonment of a property to be material.

REVENUE RECOGNITION

The Company uses the sales method of accounting for oil and gas revenues. Under the sales method, revenues are recognized based on actual volumes of oil and gas sold to purchasers.

ENVIRONMENTAL MATTERS

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated.

INCOME TAXES

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

During 1998, the Company issued an aggregate of 2,219 shares of Common Stock valued at $1,752,000 in connection with the acquisition of certain interests in oil and gas properties.

INCOME (LOSS) PER COMMON SHARE

Basic income or loss per share is calculated based on the weighted average number of common shares outstanding during the period. If applicable, diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus any dilutive common equivalent shares outstanding. As the Company incurred net losses during each of the years ended December 31, 1999 and 1998, the loss per common

                       DEVX ENERGY, INC. AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

share data is based on the weighted average common shares outstanding and excludes the effects of the Company's potentially dilutive securities (Note 6).

The following table reconciles basic and diluted weighted average shares outstanding:

                                    2000        1999         1998
                                  ---------   ---------   ---------
Basic weighted average shares     2,364,817     215,268     171,344
Dilutive effect of:
  Common stock repricing rights     673,627          --          --
  Employee stock options              2,942          --          --
                                  ---------   ---------   ---------
Diluted weighted average shares   3,041,386     215,268     171,344
                                  =========   =========   =========

Losses per common share for periods prior to the completion of the Company's recapitalization transaction (Note 2) have been restated for the effects of a 156-to-1 reverse stock split.

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

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN
44), an interpretation of APB 25. FIN 44, which was adopted prospectively by the Company as of July 1, 2000, requires certain changes to the previous practice regarding the accounting for certain stock compensation arrangements. FIN 44 does not change APB 25's intrinsic value method, under which compensation expense is generally not recognized for grants of stock options to employees with an exercise price equal to the market price of the stock at the date of grant, but it has narrowed its application. The adoption of FIN 44 did not have a significant effect on the Company's existing accounting for its employee stock options.

CONCENTRATIONS OF RISK

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

For the year ended December 31, 2000, four oil and gas companies accounted for 31%, 18%, 14% and 13%, respectively, of the Company's oil and gas sales. For the year ended December 31, 1999, four oil and gas companies accounted for 29%, 14%, 12% and 9%, respectively, of the Company's oil and gas sales. For the year ended December 31, 1998, three oil and gas companies accounted for 29%, 12% and 11%, respectively, of the Company's

                       DEVX ENERGY, INC. AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

oil and gas sales. The Company does not believe that the loss of any of these buyers would have a material effect on the Company's business or results of operations as it believes it could readily locate other buyers.

The Company's revenues and profitability are highly dependent upon the prevailing prices for oil and natural gas. As the Company produces more natural gas than oil, it faces more risk related to fluctuations in natural gas prices than oil prices. To reduce the exposure to changes in the price of oil and natural gas, the Company has entered into certain derivative contracts (Note 5).

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

COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the year ended December 31, 2000, the Company's comprehensive income differed from net income by approximately $12,246,000, due to the recognition in comprehensive income of unrealized losses related to certain of the Company's derivative instruments which have been designated as hedges. For the years ended December 31, 1999 and 1998, there were no differences between the Company's net losses and total comprehensive income.

DERIVATIVES

The Company utilizes certain derivative financial instruments, primarily swaps, floors and collars, to hedge future oil and gas prices. Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), which requires the Company to recognize all derivatives on the balance sheet at fair value. Prior to adoption of SFAS No. 133, gains and losses arising from the use of derivative instruments were deferred until realized. The Company estimates fair value based on quotes obtained from the counterparties to the derivative contracts. The Company recognizes the fair value of derivative contracts that expire in less than one year as current assets or liabilities. Those that expire in more than one year are recognized as long-term assets or liabilities. Derivatives that are not accounted for as hedges are adjusted to fair value through other income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

Upon adoption of SFAS No. 133, the Company had four open derivative contracts. One contract, a natural gas swap, has been designated as a cash flow hedge. For derivatives classified as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of any change in the fair value of a derivative designated as a hedge is immediately recognized in earnings. Hedge effectiveness is measured quarterly based on the relative fair value between the derivative contract and the hedged

                       DEVX ENERGY, INC. AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

item over time. At adoption, the Company recognized a derivative liability and a reduction in other comprehensive income of approximately $5,515,000 as a cumulative effect of accounting change for this cash flow hedge. During the six months ended December 31, 2000, the Company recognized an increase in the derivative liability and an associated other comprehensive loss totaling approximately $6,731,000. No amounts were recognized in earnings for hedging ineffectiveness during 2000.

Additionally upon adoption, the Company recognized a net derivative asset of approximately $651,000 for the remaining three open derivative contracts, and a related gain of approximately $413,000 as a cumulative effect of accounting change in earnings. During the six months ended December 31, 2000, the Company recognized a loss of approximately $1,945,000 related to the net change in the fair value of derivative contracts which have not been designated as hedges.

Gains and losses from settlements of hedges of oil and gas prices are reported as oil and gas sales. Gains and losses from settlements of interest rate hedges are reported in interest expense.

2. QUASI-REORGANIZATION

On October 31, 2000, the Company completed a public offering of 10,000,000 shares of its common stock at a price per share to the public of $7.00. An additional 1,500,000 shares were sold during November 2000 upon the underwriter's exercise of its over-allotment option. The aggregate net proceeds to the Company (after deducting underwriter discount and expenses, and costs to repurchase fractional shares aggregating 1,122 shares of common stock) were approximately $73,112,000. Simultaneously with the closing of the October 31, 2000 offering, the Company completed a recapitalization transaction which included: (a) a reverse stock split of every 156 outstanding shares of common stock into one share; (b) the exchange of all preferred stock, all warrants exercisable for shares of common stock and all unexercised common stock repricing rights (Note 6) for 732,500 shares of post reverse-split common stock;
(c) the repurchase of $75 million face value of 12.5% senior notes (Note 4) for $52,504,000; and (d) the Company used proceeds from the offering to pay down the balance on its revolving credit facility by $14 million ($11 million at closing and $3 million from the exercise of the over-allotment option) (the Recapitalization).

The Company's board of directors decided to effect a quasi-reorganization given the infusion of new equity capital, the reduction in debt, changes in management and changes in the Company's operations. Accordingly, the Company's accumulated deficit as of the date of the Recapitalization, $68,130,000, was eliminated against additional paid-in capital. The historical carrying values of the Company's assets and liabilities were not adjusted in connection with the quasi-reorganization.

Information presented for shares of common stock for all periods prior to the Recapitalization has been restated to retroactively reflect the effects of the reverse stock split.

3. NET PROFITS AND ROYALTY INTERESTS

During 1998, the Company acquired certain nonoperated net profits interests and royalty interests (collectively, the Morgan Properties) from pension funds managed by J.P. Morgan Investments. The Company's interest in the Morgan Properties primarily takes the form of nonoperated net profits overriding royalty interests, whereby the Company is entitled to a percentage of the net profits from the operations of the properties. The oil and gas properties burdened by the Morgan Properties are primarily located in East Texas, South Texas and the mid-continent region of the United States.

                       DEVX ENERGY, INC. AND SUBSIDIARIES

3. NET PROFITS AND ROYALTY INTERESTS (CONTINUED)

Presented below are the oil and gas sales and associated production expenses associated with the Company's net profits and royalty interests, which are presented in the accompanying consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998, respectively, as net profits and royalty interests revenues.

                                               YEAR ENDED DECEMBER 31
                                    ---------------------------------------
                                       2000          1999          1998
                                    -----------   -----------   -----------
Oil and gas sales                   $37,721,000   $26,741,000   $21,913,000
Production expenses                   6,214,000     4,786,000     5,966,000
                                    -----------   -----------   -----------
Net profits and royalty interests   $31,507,000   $21,955,000   $15,947,000
                                    ===========   ===========   ===========

4. CURRENT AND LONG-TERM DEBT

A summary of current and long-term debt follows:

                                                            DECEMBER 31
                                                     ---------------------------
                                                         2000           1999
                                                     ------------   ------------
12.5% senior notes, due July 2008                    $ 50,000,000   $125,000,000
12% unsecured DEM bonds, due July 2000                         --        834,000
Revolving credit agreement                                     --      9,106,000
Capital lease obligations                                      --         43,000
                                                     ------------   ------------
                                                       50,000,000    134,983,000
Less current portion of debt and capitalized lease
   obligation                                                  --        877,000
                                                     ------------   ------------
Total long-term obligations                          $ 50,000,000   $134,106,000
                                                     ============   ============


During October 1999, the Company entered into an amended and restated revolving credit agreement (the Credit Agreement) with new lenders. In connection with entering into the Credit Agreement, the Company retired borrowings under its previous credit agreement, terminating the arrangement. As a result, the Company recorded an extraordinary loss of $1,130,000 relating to the write-off of the unamortized deferred costs of the previous agreement. The Credit Agreement allows the Company to borrow up to $43.5 million (subject to borrowing base limitations). Borrowings under the Credit Agreement are secured by a first lien on the Company's oil and natural gas properties. Borrowings under the Credit Agreement bear interest at prime plus 2% on borrowings under $25 million and prime plus 4.5%, if borrowings exceed $25 million. There were no outstanding borrowings under the Credit Agreement at December 31, 2000. The interest rate at December 31, 2000, was 11.5%. The loan under the Credit Agreement expires on October 22, 2001. The Company is subject to certain affirmative and negative financial and operating covenants under the Credit Agreement, including maintaining a minimum interest coverage ratio, a minimum working capital ratio and certain limitations on capital spending. At December 31, 2000, the Company exceeded the capital spending limitation, for which the lender issued a waiver.

Letters of credit up to a maximum of $12 million may be issued on behalf of the Company under the Credit Agreement, which bear interest at 3%. Any outstanding letters of credit reduce the Company's ability to borrow

                       DEVX ENERGY, INC. AND SUBSIDIARIES

4. CURRENT AND LONG-TERM DEBT

under the Credit Agreement. At December 31, 2000, the Company had a letter of credit outstanding in the amount of $8.5 million to secure a swap exposure (Note
5).

Effective January 31, 2001, the Credit Agreement was amended to extend the maturity date to April 22, 2003, increase the capital spending limitation and modify the interest rate. Borrowings under the amended Credit Agreement bear interest as follows: when the borrowings are less than $30 million or borrowings are less than 67% of the borrowing base as defined in the agreement, bank prime plus 2%; when the borrowings are $30 million or greater and borrowings exceed 67% of the borrowing base as defined in the agreement, bank prime plus 3.5%; and on amounts securing letters of credit issued on our behalf, 3%.

On July 8, 1998, the Company completed a private placement of $125,000,000 principal amount of 12.5% senior notes (the Notes) due July 1, 2008. Interest on the Notes is payable semiannually on January 1 and July 1 of each year, commencing January 1, 1999, at the rate of 12.5% per annum. The Notes are senior unsecured obligations of the Company and rank pari passu with any existing and future unsubordinated indebtedness of the Company. The Notes rank senior to all unsecured subordinated indebtedness of the Company. The Notes contain customary covenants that limit the Company's ability to incur additional debt, pay dividends and sell assets of the Company. Substantially all of the proceeds from the issuance of the Notes were used to retire indebtedness incurred in connection with the acquisition of the Morgan Properties. In connection with the Recapitalization, the Company retired $75,000,000 face amount of the Notes, recognizing an extraordinary gain of $21,144,000 (Note 2).

The Company's payment obligations under the Notes are jointly, severally and unconditionally guaranteed by the Company's subsidiaries. The Company has no significant assets and no operations other than those conducted by its subsidiaries. No restrictions exist on the ability of the subsidiaries to make loans or pay dividends to the Company.

Beginning in July 1995, the Company initiated private debt offerings whereby it could issue up to a maximum of 5,000,000 Deutschmark (DEM) denominated 12% notes due on July 15, 2000, of which DEM 1,600,000 were outstanding at December 31, 1999. During 2000, the Company retired all remaining outstanding notes for approximately $791,000.

During the years ended December 31, 2000, 1999 and 1998, the Company made cash payments of interest totaling approximately $15,800,000, $16,402,000 and $3,953,000, respectively.

5. DERIVATIVES AND HEDGING ACTIVITIES

The Company uses swaps, floors and collars to hedge oil and natural gas prices. Swaps are settled monthly based on differences between the prices specified in the instruments and the settlement prices of futures contracts quoted on the New York Mercantile Exchange (NYMEX). Generally, when the applicable settlement price is less than the price specified in the contract, the Company receives a settlement from the counterparty based on the difference multiplied by the volume hedged. Similarly, when the applicable settlement price exceeds the price specified in the contract, the Company pays the counterparty based on the difference. The Company generally receives a settlement from the counterparty for floors when the applicable settlement price is less than the price specified in the contract, which is based on the difference multiplied by the volumes hedged. For collars, generally the Company receives a settlement from the counterparty when the settlement price is below the floor and pays a settlement to the counterparty when the settlement price exceeds the cap. No settlement occurs when the settlement price falls between the floor and cap.

                       DEVX ENERGY, INC. AND SUBSIDIARIES

5. DERIVATIVES AND HEDGING ACTIVITIES (CONTINUED)

The Company had a collar with an affiliate of Enron Corp. (Enron), a stockholder of the Company, to hedge 50,000 MMBtu of natural gas production and 10,000 barrels of oil production monthly. The agreements, effective September 1, 1997, and terminating August 31, 1998, called for a natural gas and oil ceiling and floor price of $2.66 and $1.90 per MMBtu and $20.40 and $18.00 per barrel, respectively. During the year ended December 31, 1998, the Company recognized net hedging gains of approximately $233,000 relating to these agreements, which are included in oil and gas sales.

The table below sets out volumes of natural gas hedged with a floor price of $1.90 per MMBtu with Enron, which received a fee of $478,000 during the year ended December 31, 1998 for entering into this agreement. The volumes presented in this table are divided equally over the months during the period.

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


The table below sets out volumes of natural gas hedged with a swap at $2.40 per MMBtu with Enron. The volumes presented in this table are divided equally over the months during the period.


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


Effective November 1, 1999, the Company unwound the ceiling price limitation of this collar at a cost of $3.3 million. The table below sets out volumes of natural gas that remains under contract at a floor price of $2.00 per MMBtu. The volumes presented in this table are divided equally over the months during the period.


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

                       DEVX ENERGY, INC. AND SUBSIDIARIES

5. DERIVATIVES AND HEDGING ACTIVITIES (CONTINUED)

During the years ended December 31, 2000, 1999 and 1998, the Company recognized hedging gains (losses) of approximately $(3,324,000), $644,000 and $803,000, respectively, relating to cash settlements under these agreements, which are included in net profits and royalty interests revenues.

During the year ended December 31, 1998, the Company entered into a swap agreement with Enron to hedge 12,000 barrels of oil production monthly at $17.00 per barrel, for the months of October, November and December 1998. The Company recognized hedging gains of approximately $147,000 relating to this agreement, which are included in net profits and royalty interests revenues.

During the year ended December 31, 1999, the Company entered into a swap agreement with Enron to hedge 10,000 barrels of oil production monthly at $13.50 per barrel for the six months March through August 1999, and for 5,000 barrels of oil production monthly at $14.35 per barrel, and for 5,000 barrels of oil production monthly at $14.82 per barrel for the six months April through September 1999. During the year ended December 31, 1999, the Company recognized hedging losses of approximately $589,000 relating to this agreement, which are included in net profits and royalty interests revenues.

The table below sets out volumes of oil hedged with a collar with Enron involving floor and ceiling prices as set out in the table below. The volumes presented in this table are divided equally over the months during the period.

                                          VOLUME       FLOOR        CEILING
PERIOD BEGINNING        PERIOD ENDING     (MMBtu)       PRICE        PRICE
----------------     -----------------    ------       ------      ---------
December 1, 1999     March 31, 2000       40,000       $22.90       $25.77
April 1, 2000        June 30, 2000        15,000       $23.00       $28.16
July 1, 2000         December 31, 2000    30,000       $22.00       $28.63

During the years ended December 31, 2000 and 1999, the Company recognized hedging losses of approximately $3,000 and $203,000, respectively, relating to this contract.

During the year ended December 31, 2000, the Company entered into a series of collars to hedge a portion of future natural gas production involving floor and ceiling prices as set out below. The volumes presented in this table are divided equally over the months during the period.

                                          VOLUME       FLOOR        CEILING
PERIOD BEGINNING        PERIOD ENDING     (MMBtu)       PRICE        PRICE
----------------     -----------------    ------       ------      ---------
January 1, 2001      March 31, 2001      1,125,000      $5.44         $8.29
April 1, 2001        June 30, 2001         675,000      $4.07         $6.42
July 1, 2001         December 31, 2001   1,350,000      $4.07         $6.51

The aggregate fair value of the Company's derivative contracts at December 31, 2000 represented a net liability of $13,540,000.

The Company entered into a forward LIBOR interest rate swap effective for the period June 30, 1998 through June 29, 2009 at a rate of 6.3% on $125 million, which could be unwound at any time at the option of the Company. On July 9, 1998, as a result of the retirement of the Bridge Facilities and borrowings under the Credit Agreement, the

                       DEVX ENERGY, INC. AND SUBSIDIARIES

5. DERIVATIVES AND HEDGING ACTIVITIES (CONTINUED)

Company terminated the agreement at a cost of $3,549,000. The cost of termination has been reflected as an extraordinary loss in the accompanying consolidated statement of operations for the year ended December 31, 1998.

6. STOCKHOLDERS' EQUITY

GENERAL

The Company's Certificate of Incorporation authorizes the issuance of: (a) 50,000,000 shares of preferred stock of the Company, par value $.01 per share (the Preferred Stock), of which 9,600,000 shares have been designated as Series A Preferred Stock, 9,600,000 shares have been designated as Series B Preferred Stock and 10,400 shares have been designated as Series C Preferred Stock and (b) 100,000,000 shares of Common Stock, par value $0.234.

Any authorized but unissued or unreserved Common Stock and undesignated Preferred Stock is available for issuance at any time, on such terms and for such purposes as the Board of Directors may deem advisable in the future without further action by stockholders of the Company, except as may be required by law or the Series A or Series C Certificate of Designation. The Board of Directors of the Company has the authority to fix the rights, powers, designations and preferences of the undesignated Preferred Stock and to provide for one or more series of undesignated Preferred Stock. The authority will include, but will not be limited to: determination of the number of shares to be included in the series; dividend rates and rights; voting rights, if any; conversion privileges and terms; redemption conditions; redemption values; sinking funds; and rights upon involuntary or voluntary liquidation.

In connection with the Recapitalization, the Company implemented a 156-to-1 reverse split of its common stock which reduced the total number of shares of common stock outstanding from 80,688,538 pre-split shares (par value $0.0015) to 517,234 post-split shares (par value $0.234).

In connection with the Recapitalization, the holders of the Series A Preferred Stock and the Series C Preferred Stock and common stock repricing rights exchanged all their remaining shares of the Series A Preferred Stock, Series C Preferred Stock and common stock repricing rights, together with all their respective warrants and non-dilution rights for an aggregate of 732,500 shares of post reverse-split common stock.

As of December 31, 2000, there were no shares of Preferred Stock, no common stock repricing rights, no stock purchase warrants and 12,748,612 shares of common stock outstanding.

SERIES A PREFERRED STOCK

In March 1997, the Company entered into a Securities Purchase Agreement with Joint Energy Development Limited Partnership II, an affiliate of Enron (respectively the "JEDI Purchase Agreement and "JEDI") under which JEDI acquired 9,600,000 shares of Series A Preferred Stock, certain warrants to purchase common stock and nondilution rights in regards to future stock issuances by the Company. The aggregate consideration received by the Company consisted of $5,000,000.

In connection with the Recapitalization, JEDI accepted 212,500 shares of post reverse-split common stock in exchange for all 9,600,000 shares of Series A Preferred Stock and stock warrants that it then held, and the surrender of all its remaining nondilution and other rights under the JEDI Purchase Agreement. As a result of that transaction, the JEDI Purchase Agreement was terminated. As of December 31, 2000, there were no shares of Series A Preferred Stock outstanding.

                       DEVX ENERGY, INC. AND SUBSIDIARIES

6. STOCKHOLDERS' EQUITY (CONTINUED)

SERIES B PREFERRED STOCK

No shares of Series B Preferred Stock have been issued.

SERIES C PREFERRED STOCK

In December 1997, the Company sold 10,000 shares of Series C Preferred Stock to various investors in a private placement for gross proceeds of $10,000,000. The investors also received warrants to purchase 2,180 shares of common stock in the transaction. The Company issued an additional 400 shares of Series C Preferred Stock in consideration of placement agent fees incurred with respect to the transaction.

During the year ended December 31, 1998, the Company repurchased for cash a total of 2,152 shares of Series C Preferred Stock. In addition, an aggregate of 2,290 shares of Series C Preferred Stock was converted into 2,534 shares of common stock and 111 shares of common stock were issued in payment of dividends that had accrued in respect of the 2,290 shares of Series C Preferred Stock that were converted during the year.

During the year ended December 31, 1999, an aggregate of 1,710 shares of Series C Preferred Stock was converted into 12,642 shares of common stock. In addition, 957 shares of common stock were issued in payment of dividends that had accrued in respect of the 1,710 shares of Series C Preferred Stock that were converted during the year.

During the year ended December 31, 2000, an aggregate of 2,075 shares of Series C Preferred Stock was converted into 46,019 shares of common stock. In addition, 5,293 shares of common stock were issued in payment of dividends that had accrued in respect of the 2,075 shares of Series C Preferred Stock that were converted during the year.

In connection with the Recapitalization, the Company issued 120,000 shares of common stock in exchange for the 2,173 shares of Series C Preferred Stock that remained outstanding at the time plus the warrants. As of December 31, 2000, there were no shares of Series C Preferred Stock or related stock purchase warrants outstanding.

COMMON STOCK

During 1998, the Company completed the private placement of an aggregate of 34,013 shares of the Company's Common Stock for aggregate net proceeds of approximately $26,980,000 (the Equity Offerings). In connection with the sale of 24,841 shares in the Equity Offerings, the Company granted certain common stock reset rights (the Repricing Rights) for each share sold. Each Repricing Right granted the holder the right to receive, in certain circumstances, additional shares of common stock for no consideration. Additionally, warrants to purchase an aggregate of 8,278 shares of the Company's common stock were granted to purchasers of common stock.

During 1998, 15,860 shares of common stock were issued upon the exercise of certain stock purchase warrants. The Company received aggregate net proceeds of $7,000,000 from these exercises.

During 1998, the Company issued a total of 4,984 shares of common stock pursuant to the exercise of 6,939 Repricing Rights. During 1999, the Company issued a total of 19,245 shares of common stock pursuant to the exercise of 1,294 Repricing Rights. In 2000, the Company issued a total of 228,962 shares of common stock pursuant to the exercise of 6,199 Repricing Rights.

                       DEVX ENERGY, INC. AND SUBSIDIARIES

6. STOCKHOLDERS' EQUITY (CONTINUED)

In connection with the Recapitalization, the holders of all remaining Repricing Rights exchanged all their remaining Repricing Rights, together with all outstanding warrants that had been issued as part of the Equity Offerings, for an aggregate of 400,000 shares of common stock.

As of December 31, 2000, there were no Repricing Rights or stock purchase warrants outstanding.

STOCK OPTIONS

                                                            YEAR ENDED DECEMBER 31
                                     ---------------------------------------------------------------------
                                             2000                      1999                       1998
                                     ---------------------     -------------------     -------------------
                                                 WEIGHTED                WEIGHTED                WEIGHTED
                                                 AVERAGE                 AVERAGE                 AVERAGE
                                                 EXERCISE                EXERCISE                EXERCISE
                                      OPTIONS      PRICE       OPTIONS     PRICE       OPTIONS     PRICE
                                     --------    ---------     -------   ---------     -------   ---------
   Outstanding at January 1             4,894    $1,071.04       4,894   $1,071.04       1,173   $  819.00
   Granted                            732,500         7.01          --          --       3,721    1,150.50
   Exercised                               --           --          --          --          --          --
   Canceled                            (4,894)    1,071.04          --          --          --          --
                                     --------                    -----                   ----
   Outstanding at December 31         732,500    $    7.01       4,894   $1,071.04       4,894   $1,071.04
                                     ========                    =====                   =====
   Exercisable options outstanding
      at December 31                       --    $      --         640   $  998.65         293   $  819.00
                                     ========                    =====                   =====

The weighted average grant date fair values of stock options granted during 2000 and 1998 were $2.10 and $971.88, respectively. The grant date fair values were estimated at the date of grant using the Black-Scholes option pricing model. As of December 31, 2000, the weighted average remaining contractual life of outstanding stock options was 9.8 years.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions, respectively: a risk-free interest rate of 5.75% and 6.00% during 2000 and 1998, respectively; a dividend yield of 0%; and a volatility factor of
0.256 and 0.792 during 2000 and 1998, respectively. In addition, the fair value of these options was estimated based on an expected weighted average life of 4 years and 10 years during 2000 and 1998, respectively.

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

                       DEVX ENERGY, INC. AND SUBSIDIARIES

6. STOCKHOLDERS' EQUITY (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                            YEAR ENDED DECEMBER 31
                                  --------------------------------------------
                                     2000             1999            1998
                                  -----------    -------------   -------------
Pro forma net income/(loss)       $22,797,000    $(12,573,000)   $(74,674,000)
Basic income/(loss) per share     $      9.64    $     (58.41)   $   (435.81)
Diluted income/(loss) per share   $      7.50    $     (58.41)   $   (435.81)


7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company's long-term obligations is estimated based on the current rates offered to the Company for similar maturities. At December 31, 2000, 1999 and 1998, the carrying value of long-term obligations exceeded their fair values by approximately $14,500,000, $62,500,000 and $22,500,000, respectively. The estimated fair value of the Company's derivative contracts at December 31, 2000 represented a net liability of approximately $13,540,000.

8. RELATED PARTY TRANSACTIONS

The Company has entered into various hedging arrangements with affiliates of Enron (Note 4).

The Company had entered into a revolving credit facility with ECT, an affiliate of Enron. During the year ended December 31, 1998, commitment fees of approximately $200,000 and interest totaling approximately $9,000 were paid to ECT in connection with this facility. This agreement was terminated in October 1999.

Enron, through its affiliates, participated in indebtedness incurred in connection with the acquisition of the Morgan Properties. During the year ended December 31, 1999, Enron received interest payments of approximately $286,000 from the Company relating to such participation.

The Company paid Enron approximately $75,000 and $100,000 during the years ended December 31, 2000 and 1999, respectively, under the terms of an agreement which allows the Company to consult, among other things, with Enron's engineering staff.

                       DEVX ENERGY, INC. AND SUBSIDIARIES

9. INCOME TAXES

The provision (benefit) for income taxes attributable to continuing operations is as follows:

                        YEAR ENDED DECEMBER 31
           ----------------------------------------
               2000           1999           1998
           -----------    -----------   -----------
Current    $   782,000    $        --   $        --

Deferred    (1,424,000)            --            --
           -----------    -----------   -----------
           $  (642,000)   $        --   $        --
           ===========    ===========   ===========

The provision for income taxes differs from amounts computed at the statutory federal income tax rate for the year ended December 31, 2000 as follows:

Statutory income tax provision                    $   716,000
State income taxes, net of federal benefit             63,000
Change in valuation allowance                      (1,221,000)
Utilization of net operating loss carryforwards      (203,000)
Other, net                                              3,000
                                                  -----------
                                                  $  (642,000)
                                                  ===========

The Company's effective tax rate differs from the U.S. statutory rate for each of the years ended December 31, 1999 and 1998 due to losses for which no deferred tax benefit was recognized. The tax effects of the primary temporary differences giving rise to the deferred federal income tax assets and liabilities at December 31, 2000 and 1999, follow:

                                                                   2000            1999
                                                               ------------    ------------
Deferred income tax assets (liabilities):
   Unrealized derivative losses                                $  5,097,000    $         --
   Net operating loss carryforwards                               8,116,000      21,576,000
   Oil and gas properties, principally due to differences in
     depreciation and amortization                                  212,000       3,438,000
   Other                                                             (3,000)        (76,000)
                                                               ------------    ------------
                                                                 13,422,000      24,938,000
Less valuation allowance                                        (12,201,000)    (24,938,000)
                                                               ------------    ------------
Net deferred income tax asset                                  $  1,221,000    $         --
                                                               ============    ============

The net changes in the total valuation allowance for the years ended December 31, 2000 and 1999 were a decrease and an increase of $12,737,000 and $3,000,000, respectively. The Company's net operating loss carryforwards (NOLs) begin expiring in 2018. The Company is limited to an annual utilization of its NOLs of approximately $1,100,000 as a result of the Recapitalization. To the extent that the Company utilizes in the future NOLs existing as of the date of the Recapitalization but which were not recognized as deferred tax assets prior to the Recapitalization, the benefit of the NOLs will be credited to additional paid-in capital. During 2000, the Company utilized NOLs approximating $68,000 (tax effected), which was credited to additional paid-in capital.

                       DEVX ENERGY, INC. AND SUBSIDIARIES

9. INCOME TAXES (CONTINUED)

During 2000, NOLs of approximately $21,144,000 were used to offset taxable income associated with the extraordinary gain recognized upon the retirement of $75,000,000 of Notes (Note 4).

10. COMMITMENTS AND CONTINGENCIES

The Company is involved in certain disputes and other matters arising in the normal course of business. Although the ultimate resolution of these matters cannot be reasonably estimated at this time, management does not believe that they will have a material adverse effect on the financial condition or results of operations of the Company.

11. OIL AND GAS PRODUCING ACTIVITIES

The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with Statement of Financial Accounting Standards No. 69.

RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

The following sets forth certain information with respect to results of operations from oil and gas producing activities for the years ended December 31, 2000, 1999 and 1998:

                                                 2000            1999            1998
                                             ------------    ------------    ------------
Oil and gas sales                            $  4,484,000    $  3,625,000    $  5,852,000
Net profits and royalty interests revenues     31,507,000      21,955,000      15,947,000
Production expenses                            (1,727,000)     (1,622,000)     (4,326,000)
Depreciation and amortization                  (8,560,000)     (9,281,000)    (10,749,000)
Write-down of oil and gas properties                   --              --     (63,199,000)
                                             ------------    ------------    ------------
Results of operations (excludes corporate
   overhead and interest expense)            $ 25,704,000    $ 14,677,000    $(56,475,000)
                                             ============    ============    ============

Depreciation and amortization of oil and gas properties was $0.78, $0.70, and $0.85 per Mcfe produced for the years ended December 31, 2000, 1999 and 1998, respectively.

The following table summarizes capitalized costs relating to oil and gas producing activities and related amounts of accumulated depreciation and amortization at December 31, 2000 and 1999:

                                                 2000             1999
                                            -------------    -------------
Oil and gas properties - proved             $ 191,204,000    $ 181,549,000
Accumulated depreciation and amortization     (94,214,000)     (85,771,000)
                                            -------------    -------------
Net capitalized costs                       $  96,990,000    $  95,778,000
                                            =============    =============

                       DEVX ENERGY, INC. AND SUBSIDIARIES

11. OIL AND GAS PRODUCING ACTIVITIES (CONTINUED)

COSTS INCURRED

The following sets forth certain information with respect to costs incurred, whether expensed or capitalized, in oil and gas activities for the years ended December 31, 2000, 1999 and 1998:

                                 2000            1999           1998
                             ------------   -------------   ------------
Property acquisition costs   $         --   $          --   $141,262,000
                             ============   =============   ============

Development costs            $ 13,043,000   $   7,494,000   $ 12,699,000
                             ============   =============   ============

12. SUPPLEMENTARY OIL AND GAS DATA (UNAUDITED)

RESERVE QUANTITY INFORMATION

The following table presents the Company's estimate of its proved oil and gas reserves, all of which are located in the United States. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. The estimates at December 31, 1999 and 2000 have been prepared by independent petroleum reservoir engineers. The estimates at December 31, 1997 and 1998 have been prepared by the Company's petroleum engineers.

                                                   OIL (Bbls)      GAS (Mcf)
                                                 ------------    ------------
Proved reserves:
   Balance at December 31, 1997                     7,115,000      20,979,000
   Purchases of minerals in place                   3,579,000     160,913,000
   Revisions of previous estimates and other       (3,334,000)         44,000
   Production                                         481,000       9,931,000
                                                 ------------    ------------
   Balance at December 31, 1998                     6,879,000     172,005,000
   Sales of minerals in place                      (2,735,000)    (18,243,000)
   Revisions of previous estimates and other          648,000      (2,323,000)
   Production                                         339,000      11,441,000
                                                 ------------    ------------
   Balance at December 31, 1999                     4,453,000     139,998,000
   Sales of minerals in place                          (1,000)     (7,035,000)
   Revisions of previous estimates and other       (2,875,000)      6,610,000
   Production                                         216,000       9,797,000
                                                 ------------    ------------
   Balance at December 31, 2000                     1,361,000     129,776,000
                                                 ============    ============

Proved developed reserves:
   Balance at December 31, 1997                     2,352,000      12,566,000
                                                 ============    ============
   Balance at December 31, 1998                     4,317,000     120,373,000
                                                 ============    ============
   Balance at December 31, 1999                     1,937,000      86,044,000
                                                 ============    ============
   Balance at December 31, 2000                     1,253,000      84,669,000
                                                 ============    ============

                       DEVX ENERGY, INC. AND SUBSIDIARIES

12. SUPPLEMENTARY OIL AND GAS DATA (UNAUDITED) (CONTINUED)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

The Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Standardized Measure) is a disclosure requirement under Statement of Financial Accounting Standards No. 69.

The Standardized Measure of discounted future net cash flows does not purport to be, nor should it be interpreted to present, the fair value of the Company's oil and gas reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, the value of unproved properties and consideration of expected future economic and operating conditions.

Under the Standardized Measure, future cash flows are estimated by applying year-end prices, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows are reduced by estimated future production and development costs based on period-end costs to determine pretax cash inflows. Future income taxes are computed by applying the statutory tax rate to the excess of pretax cash inflows over the Company's tax basis in the associated properties. Tax credits, net operating loss carryforwards and permanent differences are also considered in the future tax calculation. Future net cash inflows after income taxes are discounted using a 10% annual discount rate to arrive at the Standardized Measure.

The Standardized Measure of discounted future net cash flows relating to proved oil and gas reserves as of December 31, 2000 and 1999, is as follows:

                                                                2000               1999
                                                           ---------------    ---------------
Future cash inflows                                        $ 1,451,177,000    $   435,370,000
Future costs and expenses:
   Production expenses                                        (223,812,000)      (133,463,000)
   Development costs                                           (21,441,000)       (24,984,000)
Future income taxes                                           (370,200,000)       (30,500,000)
                                                           ---------------    ---------------
Future net cash flows                                          835,724,000        246,423,000
10% annual discount for estimated timing of cash flows        (465,502,000)      (129,744,000)
                                                           ---------------    ---------------
Standardized Measure of discounted future net cash flows   $   370,222,000    $   116,679,000
                                                           ===============    ===============

                       DEVX ENERGY, INC. AND SUBSIDIARIES

12. SUPPLEMENTARY OIL AND GAS DATA (UNAUDITED) (CONTINUED)

Changes in the Standardized Measure of discounted future net cash flows relating to proved oil and gas reserves for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                              2000             1999             1998
                                        -------------    -------------    -------------
Beginning balance                       $ 116,679,000    $ 108,287,000    $  28,111,000
Purchases of minerals in place                     --               --      135,418,000
Sales of minerals in place                (12,953,000)     (16,035,000)              --
Developed during the period                13,043,000        7,494,000       12,699,000
Net change in prices and costs            501,474,000       62,102,000      (70,744,000)
Revisions of previous estimates           (74,940,000)     (21,368,000)       6,665,000
Accretion of discount                      11,668,000       10,829,000        2,811,000
Net change in income taxes               (150,485,000)     (10,672,000)      10,800,000
Sales of oil and gas produced, net of
   production expenses                    (34,264,000)     (23,958,000)     (17,473,000)
                                        =============    =============    =============
Balance at December 31                  $ 370,222,000    $ 116,679,000    $ 108,287,000
                                        =============    =============    =============

The weighted average prices of oil and gas used in calculating the Standardized Measure at December 31, 2000, 1999 and 1998 were as follows:

                          2000       1999       1998
                        --------   --------   --------
Natural gas (Per MCF)   $  10.92   $   2.35   $   1.84
Oil (per Bbl)           $  25.88   $  23.91   $  10.79


The future cash flows shown above for 2000 include amounts attributable to proved undeveloped reserves requiring approximately $20,648,000 of future development costs. If these reserves are not developed, the future net cash flows shown above would be significantly reduced.

Estimates of economically recoverable oil and natural gas reserves and of future net revenues are based upon a number of variable factors and assumptions, all of which are to some degree speculative and may vary considerably from actual results. Therefore, actual production, revenues, taxes, development and operating expenditures may not occur as estimated. The reserve data are estimates only, are subject to many uncertainties and are based on data gained from production histories and on assumptions as to geologic formations and other matters. Actual quantities of oil and natural gas may differ materially from the amounts estimated.

                       DEVX ENERGY, INC. AND SUBSIDIARIES

13. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

                                                                    2000
                                        ------------------------------------------------------------
                                          MARCH 31        JUNE 30       SEPTEMBER 30    DECEMBER 31
                                        ------------    ------------    ------------    ------------
Total revenues                          $  6,673,000    $  8,231,000    $ 10,276,000    $ 10,901,000
Operating income                        $  6,101,000    $  7,709,000    $  9,812,000    $ 10,732,000
Income (loss) before extraordinary
   item and  cumulative effect of
   accounting change                    $ (1,618,000)   $    190,000    $  1,377,000    $  2,704,000
Extraordinary gain                      $         --    $         --    $ 21,144,000
Cumulative effect of accounting
     change, net of tax                 $         --    $         --    $    413,000    $         --
Net income (loss)                       $ (1,618,000)   $    190,000    $  1,790,000    $ 23,848,000

Income (loss) before extraordinary
   item and cumulative effect of
   accounting change per common share
                                        $      (5.59)   $       0.15    $       0.83    $       0.30

Net income (loss) per common share      $      (5.59)   $       0.15    $       1.08    $       2.69


                                                                    1999
                                        ------------------------------------------------------------
                                          MARCH 31        JUNE 30       SEPTEMBER 30    DECEMBER 31
                                        ------------    ------------    ------------    ------------
Total revenues                          $  6,734,000    $  6,986,000    $  5,543,000    $  6,653,000
Operating income                        $  6,015,000    $  6,363,000    $  5,385,000    $  6,533,000
Loss before extraordinary item          $ (1,977,000)   $ (2,183,000)   $ (2,242,000)   $ (4,258,000)
Extraordinary loss                      $         --    $         --    $         --    $ (1,130,000)
Net loss                                $ (1,977,000)   $ (2,183,000)   $ (2,242,000)   $ (5,388,000)

Loss before extraordinary item per
   common share                         $      (0.06)   $      (0.07)   $      (0.07)   $      (0.12)
Net loss per common share               $      (0.06)   $      (0.07)   $      (0.07)   $      (0.15)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
3.1               Restated Certificate of Incorporation of the Company, filed as
                  Exhibit 4.5 to the Company's Registration Statement on Form
                  S-3 (No. 333-47577) filed with the Securities and Exchange
                  Commission on March 9, 1998, which Exhibit is incorporated herein by reference

3.2               Certificate of Designation of Series C Convertible Preferred
                  Stock of the Company, filed as an Exhibit to the Company's
                  Current Report on Form 8-K dated December 24, 1997, which
                  Exhibit is incorporated herein by reference.

3.3               Certificate of Amendment to the Restated Certificate of
                  Incorporation of the Company, filed with the Secretary of State for the State of Delaware on September 19, 2000 which
                  Certificate was filed as an Exhibit to the Company's
                  Registration Statement on Form S-2 filed with the Securities and Exchange Commission on October 6, 2000 (No. 333-41992), which Exhibit is incorporated herein by reference.

3.4*              Certificate of Amendment to the Restated Certificate of
                  Incorporation of the Company, filed with the Secretary of State for the State of Delaware on October 26, 2000, which
                  Certificate is filed herewith.

3.5 Amended and Restated Bylaws of the Company, filed as an Exhibit to the Company's Current Report on Form 8-K dated
                  March 27, 1997, which Exhibit is incorporated herein by reference.

4.1               Indenture, dated July 1, 1998, in regard to 12 1/2% Senior
                  Notes due 2008 by and among the Company and certain of its subsidiaries and Harris Trust and Savings Bank, as Trustee, filed as an Exhibit to the Company's Current Report on Form
                  8-K dated July 8, 1998, which Exhibit is incorporated herein by reference.

4.2* First Supplement to Indenture dated October 12, 2000 among the Company, certain of its subsidiaries and Harris Trust and Savings Bank as Trustee, which Exhibit is filed herewith.

4.3               Settlement Agreement dated as of July 17, 2000 between the
                  Company and the stockholders named therein, filed as an Exhibit to the Company's Registration Statement on Form S-2 filed with the Securities and Exchange Commission on October
                  6, 2000 (No. 333-41992), which Exhibit is incorporated herein by reference.

4.4               Participation Agreement dated as of July 17, 2000 between the
                  Company and the holders of its 12 1/2% senior notes therein filed as an Exhibit to the Company's Registration Statement on Form S-2 filed with the Securities and Exchange Commission on October 6, 2000 (No. 333-41992) which Exhibit is incorporated herein by reference.

4.5               Amendment to Participation Agreement dated as of October 4,
                  2000 between the Company and certain holders of its 12 1/2% senior notes therein filed as an Exhibit to the Company's
                  Registration Statement on Form S-2 filed with the Securities and Exchange Commission on October 6, 2000 (No. 333-41992), which Exhibit is incorporated herein by reference

10.1              Queen Sand Resources 1997 Incentive Equity Plan, filed as an
                  Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August
                  13, 1998, which Exhibit is incorporated herein by reference.

10.2*             Form of DevX Energy, Inc. Restated and Amended Incentive
                  Equity Plan filed herewith**.

10.3*             Form of Option Agreement issued under the Amended and Restated
                  Incentive Equity Plan filed herewith**.

10.4 Directors' Non-Qualified Stock Option Plan filed as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A dated October 23, 1998, which Exhibit is incorporated herein by reference**.

10.5*             Form of DevX Energy, Inc. Restated and Amended Directors'
                  Non-Qualified Stock Option Plan filed herewith**.

10.6*             Form of Option Agreement issued under the Amended and Restated
                  Directors' Non-Qualified Stock Option Plan filed herewith**.

10.7              Amended and Restated Credit Agreement among the Company, DevX
                  Energy, Inc., a Nevada corporation, (formerly known as Queen
                  Sand Resources, Inc.), Ableco Finance LLC, as Collateral
                  Agent, and the lenders signatory thereto, effective as of October 22, 1999, filed as an Exhibit to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended September
                  30, 1999.

10.8              Second Amended And Restated Guaranty Agreement dated as of
                  October 22, 1999 by the Company as Guarantor in favor of Ableco Finance LLC, as Collateral Agent for the lender group and the lenders signatory thereto, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1999.

10.9              Second Amended And Restated Guaranty Agreement dated as of
                  October 22, 1999 by DevX Operating Company a Nevada corporation, (formerly known as Queen Sand Operating Co.), as
                  Guarantor, in favor of Ableco Finance LLC, as Collateral Agent for the lender group, and the lenders signatory thereto, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.10             Second Amended And Restated Guaranty Agreement dated as of
                  October 22, 1999 by Corrida Resources, Inc. as Guarantor, in favor of Ableco Finance LLC, as Collateral Agent for the lender group, and the lenders signatory thereto, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.11 Security Agreement dated as of October 22, 1999, by and among the Company, DevX Energy, Inc., a Nevada corporation,
                  (formerly known as Queen Sand Resources, Inc.), DevX Operating
                  Company (formerly known as Queen Sand Operating Co.), Corrida
                  Resources, Inc. and Ableco Finance LLC, as collateral agent for the lender group, and the lenders signatory thereto, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.12 Second Amended and Restated Pledge and Security Agreement dated as of October 22, 1999, by DevX Energy, Inc., a Nevada corporation, (formerly known as Queen Sand Resources, Inc.), in favor of Ableco Finance LLC, as Collateral Agent for the lender group, and the lenders signatory thereto, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.13 Second Amended and Restated Pledge and Security Agreement dated as of October 22, 1999, by the Company in favor of Ableco Finance LLC, as Collateral Agent for the lender group, and the lenders signatory thereto, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1999.

10.14             Amendment No. 1 to Credit Agreement dated May 2000 among the
                  Company, DevX Energy, Inc., a Nevada corporation (formerly known as Queen Sand Resources, Inc.), Ableco Finance LLC, as
                  Collateral Agent, and the lenders signatory thereto, filed as an Exhibit to the Company's Registration Statement on Form S-2
                  (No. 333-41992), which Exhibit is incorporated by reference.

10.15 Amendment No. 2 to Credit Agreement dated June 30, 2000 among the Company, DevX Energy, Inc., a Nevada corporation,
                  (formerly known as Queen Sand Resources, Inc.), Ableco Finance
                  LLC, as Collateral Agent, and the lenders signatory thereto, filed as an Exhibit to the Company's Registration Statement on Form S-2 filed with the Securities and Exchange Commission on October 6, 2000, (No. 333-41992), which Exhibit is incorporated by reference.

10.16 Amendment No. 3 to Credit Agreement dated September , 2000 among the Company, DevX Energy, Inc., a Nevada corporation
                  (formerly known as Queen Sand Resources, Inc.), Ableco Finance
                  LLC,

                  as Collateral Agent, and the lenders signatory thereto, filed as an Exhibit to the Company's Registration Statement on Form
                  S-2 filed with the Securities and Exchange Commission on October 6, 2000 (No. 333-41992), which Exhibit is incorporated by reference.

10.17 Amendment No. 4 to Credit Agreement dated October 24, 2000 among the Company, DevX Energy, Inc., a Nevada corporation,
                  Ableco Finance LLC, as Collateral Agent, and the lenders signatory thereto, filed as an Exhibit to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended September
                  30, 2000, which Exhibit is incorporated by reference.

10.18* Amendment No. 5 to Credit Agreement dated January 31, 2001 among the Company, DevX Energy, Inc., a Nevada corporation,
                  Ableco Finance LLC, as Collateral Agent, and the lenders signatory thereto, which Amendment is filed herewith.

10.19*            Employment Agreement dated as of October 6, 2000 between the
                  Company and Joseph T. Williams which agreement is filed herewith**.

10.20*            Form of Directors' Indemnity Agreement signed by Jerry B.
                  Davis and Robert L. Keiser.**

10.21             Employment Agreement dated December 15, 1997 between the
                  Company and Robert P. Lindsay, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the
                  Securities and Exchange Commission on August 13, 1998 (No.
                  333-61403) which Exhibit is incorporated herein by reference**.

10.22* Release Agreement dated December 7, 2000 between the Company and Robert P. Lindsay which agreement is filed herewith**.

10.23             Employment Agreement dated December 15, 1997 among the
                  Company, Queen Sand Resources (Canada) Inc. and Bruce I. Benn, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998 (No. 333-61403) which Exhibit is incorporated herein by reference**.

10.24* Release Agreement dated December 7, 2000 between the Company and Bruce I. Benn which agreement is filed herewith**.

10.25             Employment Agreement dated December 15, 1997 among the
                  Company, Queen Sand Resources (Canada) Inc. and Ronald Benn, filed as an Exhibit to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998 (No. 333-61403) which Exhibit is incorporated herein by reference**.

10.26 Release Agreement dated September 15, 2000 between the Company and Ronald I. Benn filed as an Exhibit to the Company's
                  Registration Statement on Form S-2 filed with the Securities and Exchange Commission on October 6, 2000 (No. 333-41992), which Exhibit is incorporated by reference**.

10.27*            Employment Agreement dated as of November 10, 2000 between the
                  Company and Edward J. Munden which agreement is filed herewith**.

10.28*            Employment Agreement dated as of November 10, 2000 between the
                  Company and William W. Lesikar which agreement is filed herewith**.

10.29*            Employment Agreement dated as of November 10, 2000 between the
                  Company and Brian J. Barr which agreement is filed herewith**.

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


-----------
*   Indicates Filed herewith.
**  Indicates Management Contract