Form 10-KT/A
period 2000-12-31
DEVX ENERGY INC; DEVX OPERATING CO; DEVX ENERGY INC /NV/; CORRIDA RESOURCES INC
filed 2001-04-30
CIK 943548, 1068118, 1068119, 1068120

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

                         COMMISSION FILE NUMBER 0-21179

                                DEVX ENERGY, INC.
                                DEVX ENERGY, INC.
                             DEVX OPERATING COMPANY.
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

               YES [X]     NO  [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

         The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant (all directors and officers of the Company are presumed to be affiliates for purposes of this calculation), computed by reference to the closing bid price of such stock on April 10, 2001, was approximately $106,280,467. As of April 10, 2001, the Registrant had outstanding 12,748,612 shares of Common Stock.

         The undersigned Registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 2000, to include the information called for by the following items, as set forth in the pages attached hereto:

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

                            DEVX ENERGY, INC. (Delaware)

                            By:  /s/  Edward J. Munden
                               -----------------------------------------------
                            Name:     Edward J. Munden
                                 ---------------------------------------------
                            Title:     CEO and President
                                  --------------------------------------------

                            DEVX ENERGY, INC. (Nevada)

                            By:  /s/  Edward J. Munden
                               ------------------------------------------------
                            Name:     Edward J. Munden
                                 ---------------------------------------------
                            Title:      President
                                  --------------------------------------------

                            DEVX OPERATING COMPANY

                            By:  /s/  Edward J. Munden
                               -----------------------------------------------
                            Name:     Edward J. Munden
                                 ---------------------------------------------
                            Title:      President
                                  --------------------------------------------

                            CORRIDA RESOURCES, INC.

                            By:  /s/ Edward J. Munden
                               -----------------------------------------------
                            Name:    Edward J. Munden
                                 ---------------------------------------------
                            Title:      President
                                  --------------------------------------------

April 30, 2001

                               AMENDMENT NO. 1 TO
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000


         Because definitive proxy soliciting materials relating to the 2001 Annual Meeting of the Stockholders of DevX Energy, Inc. ("DevX" or the "Company") will not be filed until after April 30, 2001, the information called for by Part III of the Company's Form 10-K for the transition period from July 1 2000 through December 31, 2000 is included in this Amendment No. 1 to such Form 10-K. The Company recently changed its fiscal year end from June 30 to December
31. Unless otherwise stated, information is stated herein for the 12 months ended December 31, 2000. Information related to prior years has been restated on a calendar year basis.


                              PART III OF FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS OF THE COMPANY

         There are five directors of the Company, each holding office until the next annual meeting of stockholders or until his successor is elected or appointed and qualified, or as otherwise provided by the Company's Bylaws or by Delaware law. The following sets forth information regarding the directors of the Company:

                NAME                AGE               CURRENT POSITION
        ----------------------     ------     -----------------------------
        Joseph T. Williams           63       Chairman of the Board

        Edward J. Munden             50       CEO, President & Director

        Patrick J. Keeley            52       Director

        Robert L. Keiser             58       Director

        Jerry B. Davis               69       Director


         The following biographies describe the business experience of our directors.

         Joseph T. Williams was appointed director and Chairman of the Board of DevX Energy, Inc. on October 6, 2000. From July 1998 to August 1999, Mr. Williams served as President and Chief Executive Officer of MCN Investment Corporation, a diversified energy company with $2 billion in oil and natural gas, natural gas pipeline and electrical power assets. From August 1997 to July 1998, Mr. Williams served as President and Chief Executive Officer of MCNIC Oil and Gas Company, a broad based exploration and production company. From June 1995 to February 1996, Mr. Williams served as Vice Chairman and Chief Executive Officer of Enserch Exploration, Inc., an oil and gas exploration and production company. Mr. Williams holds a B.S. degree in Petroleum Engineering from the University of Texas at Austin.

         Edward J. Munden has been the President and a director of DevX Energy, Inc. since March 6, 1995. He was appointed Chief Executive Officer in May 1996 and held the position of Chairman of the Board from October 1997 to October 2000. Mr. Munden has held positions in the mining industry with Eldorado Nuclear Limited from 1980 to 1989, the manufacturing industry with Proctor and Gamble

Company of Canada from 1978 to 1980, and the oil and natural gas industry with Union Oil of Canada Limited from 1974 to 1976. Mr. Munden is a professional geological engineer and holds a Bachelor of Science degree in Engineering and a Masters of Business Administration from Queens University in Kingston, Canada.

         Jerry B. Davis joined the board of directors of DevX Energy, Inc. on October 26, 2000. He serves on both the audit and compensation committees of the board. Mr. Davis has over 25 years of experience working with Otis Engineering Corporation, an oil field service company and a division of Halliburton Oil Company. Mr. Davis served as President and Chief Executive Officer of Otis from 1990 to 1993. From July 1993 to the present Mr. Davis has pursued investing and ranching activities. Mr. Davis holds a Master of Business Administration from Southern Methodist University, a B.S. degree in Petroleum Engineering from Texas A&M University and has a degree in ranch management from Texas Christian University.

         Robert L. Keiser joined the board of directors of DevX Energy, Inc. on October 26, 2000 and serves on its audit and compensation committees. Mr. Keiser retired as Chairman of Kerr-McGee Corp., an integrated energy Company, in June 1999. Mr. Keiser served as Chairman, Chief Executive Officer and President of Oryx Energy Company, an independent oil and natural gas exploration company, from 1994 until March 1999 when Oryx merged with Kerr-McGee. Prior to his appointment as its Chairman in 1994, Mr. Keiser served Oryx in various capacities during the period from 1988 to 1994. Mr. Keiser also sits on the board of HVIDE Marine Inc., a company engaged in the business of providing marine support and transportation services to the energy and chemical industries. Mr. Keiser holds a B.S. degree in Petroleum Engineering from The University of Missouri-Rolla.

         Patrick J. Keeley joined the board of directors of DevX Energy, Inc. on November 10, 2000 and serves on its audit and compensation committees. Mr. Keeley is currently the managing director of the Energy and Industrial Group of the investment banking firm of Friedman Billings Ramsey & Co., Inc. which he joined in January 1998. From 1977 to 1998 Mr. Keeley was a partner with the law firm of Fulbright & Jaworski LLP where he represented oil and gas producers, pipelines, distribution companies, refineries, and independent power producers. Prior to joining Fulbright & Jaworski, Mr. Keeley served as assistant to the General Counsel of the Federal Power Commission in Washington, D.C. Mr. Keeley has served on the board of several public and private energy and banking companies and mutual funds. Mr. Keeley received his J.D. degree from Fordham University in 1975 and received a degree in business administration from Georgetown University in 1970.

EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth the officers of the Company.

                  NAME               AGE                 CURRENT POSITION
        ----------------------    ---------      --------------------------------------------
        Joseph T. Williams*          63          Chairman of the Board

        Edward J. Munden*            50          President & CEO

        William W. Lesikar*          47          Chief Financial Officer

        Ronald Idom*                 46          Vice President, Engineering

        William A. Williamson        44          Vice President, Land

        Brian J. Barr*               47          Vice President, General Counsel & Secretary

*Executive Officers

         The following biographies describe the business experience of our officers other than Mr. Williams and Mr. Munden whose biographies are set forth above.

         Ronald Idom joined DevX Energy, Inc. in January 1998 as Vice President, Acquisitions. He has over 25 years of experience in reservoir engineering and management. From 1991 to 1997, he was Manager Gas Supply for Delhi Gas Pipeline Corporation and Manager Engineering/Project Development from 1988 to 1991. From 1985 to 1988 he held the position of Chief Reservoir Engineer for TXO Production Corp. Both Delhi Gas Pipeline and TXO Production Corp. were subsidiaries of USX/Texas Oil & Gas Corporation. He also served as acquisition engineer for NRM Petroleum from 1983 to 1985; a self-employed petroleum consultant from 1980 to 1983 and held various engineering positions with Texas Oil and Gas Corporation from 1976 to 1980. Mr. Idom graduated from Texas A&M University in 1976 with a Bachelor of Science in Petroleum Engineering.

         William W. Lesikar joined DevX Energy, Inc. in June 1998 as Vice President, Finance. Mr. Lesikar, a Certified Public Accountant, has 25 years of experience in finance and accounting with 19 years in the oil and gas industry and has served as our Chief Financial Officer since September 2000. From 1981 to 1998, Mr. Lesikar held increasing positions of authority with Lyco Energy Corporation of Dallas, Texas including Controller from 1981 to 1983, and Chief Financial Officer and Executive Vice President from 1988 to 1998. From 1978 to 1981, Mr. Lesikar was an audit manager and senior auditor with Arthur Young & Company, now known as Ernst & Young LLP. From 1976 to 1978, Mr. Lesikar was an auditor with Haskins & Sells, now known as Deloitte & Touche LLP. Mr. Lesikar holds a Masters of Business Administration from Southern Methodist University and a Bachelor of Business Administration from University of Texas at Austin.

         William A. Williamson joined DevX Energy, Inc. in March 1998 as Vice President, Land. He has over 20 years of experience in petroleum land management. From 1989 to 1998, he served as President of BAW Energy, Inc. BAW Energy, Inc. was formed primarily to provide oil and gas asset management from a land and legal perspective to independent oil and gas companies. Clients of BAW Energy, Inc. included INCO Oil Corporation, Janex Oil Co., Inc., Walter Exploration, Inc. and DevX Energy, Inc. From 1979 to 1989, he was self-employed as an independent petroleum landman. Mr. Williamson holds a Bachelor of Business Administration in Finance from Texas A&M University.

         Brian J. Barr joined DevX Energy, Inc. as its General Counsel in October 2000 and also acts as its Corporate Secretary. From July 1998 until he became an employee of the Company in October 2000, Mr. Barr acted as the Company's legal counsel under contract. Prior to joining DevX Energy, Inc., Mr. Barr practiced international and corporate law for 20 years, the last 7 of which as counsel to the firm of Maclaren Corlett in Ottawa, Canada. Mr. Barr is also a director of Mustang Minerals Corporation, a mineral exploration company whose shares are traded on the Canadian Venture Exchange. Mr. Barr holds a Bachelor of Law degree from the University of Ottawa and a Bachelor of Commerce degree in international economics from Carleton University in Ottawa, Canada.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         To the Company's knowledge, based solely on a review of the copies of reports furnished to the Company and, in certain instances, written representations that no additional reports were required, during the fiscal year ended December 31, 2000 all of the Company's executive officers, directors and holders of more than 10% of its Common Stock timely filed all reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act") except with respect to the late filings of the initial reports of the Company's directors Mr. Davis, Mr. Keiser and Mr. Williams and its executive officers Mr. Lesikar, Mr. Idom and Mr. Barr.

ITEM 11.                     EXECUTIVE COMPENSATION

COMPENSATION OF OFFICERS

         The following table sets forth a summary of the compensation of the Chief Executive Officer and the five other most highly compensated officers of the Company for the years ended December 31, 2000, 1999 and 1998.


                                              SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       LONG TERM
                                                 ANNUAL COMPENSATION                                  COMPENSATION
                                                                                                       NUMBER OF
                                                                                       OTHER           SECURITIES
                                   YEAR ENDED                                          ANNUAL          UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION        DECEMBER 31,        SALARY          BONUS            COMP.(5)       OPTIONS/SARS    COMPENSATION
---------------------------      ---------------   -------------   -------------   ---------------   ---------------  ------------
Joseph T. Williams                    2000         $      59,000   $      38,000   $      -                  250,000           -0-
   Chairman of the                    1999                   -0-             -0-          -                      -0-           -0-
   Board (1)                          1998                   -0-             -0-          -                      -0-           -0-

Edward J. Munden                      2000         $     174,000   $     150,000   $      -                  240,000           -0-
   Chief Executive Officer,           1999         $     160,000   $      40,000   $      -                   55,000           -0-
   & President (2)                    1998         $     144,000   $     105,000   $      -                   45,000           -0-

William W. Lesikar                    2000         $     128,000   $      45,000   $      -                   35,000           -0-
   Chief Financial                    1999         $     120,000   $      21,000   $      -                   15,000           -0-
   Officer, (3)                       1998         $      62,000   $       6,000   $      -                   10,000           -0-

Ronald Idom                           2000         $     127,000   $      35,000   $      -                   35,000           -0-
   Vice President,                    1999         $     120,000   $      21,000   $      -                   15,000           -0-
   Engineering                        1998         $     117,000   $      21,000   $      -                   17,000           -0-

William Williamson                    2000         $     121,000   $      30,000   $      -                   25,000           -0-
   Vice President, Land               1999         $     115,000   $      21,000   $      -                   14,500           -0-
                                      1998         $      96,000   $      16,000   $      -                   15,000           -0-

Brian J. Barr                         2000         $     122,000   $      75,000   $      -                   25,000           -0-
   Vice President, General            1999         $      98,000             -0-          -                      -0-           -0-
   Counsel & Secretary (4)            1998         $      51,000             -0-          -                      -0-           -0-


----------

(1)      Became Chairman of the Board in October 2000.

(2)      Previously also served as Chairman of the Board.

(3)      Became C.F.O. in September 2000. Previously served as Vice President,
         Finance.

(4) Became Vice President General Counsel in October 2000. Salary reported for the period prior to October 2000 was for consulting services.

(5) As permitted by the rules of the SEC, this column excludes perquisites and other personal benefits for the named officers if the total cost in a given year did not exceed the lesser of $50,000 or 10% of the officer's combined salary and bonus of that year.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                         NUMBER OF         % OF TOTAL
                         SECURITIES        OPTIONS/SARS     EXERCISE OR
                         UNDERLYING         GRANTED TO        BASE                          GRANT DATE
                        OPTIONS/SARS        EMPLOYEES         PRICE         EXPIRATION        PRESENT
       NAME              GRANTED (#)       DURING YEAR        ($/SH)           DATE          VALUE (4)
--------------------   -------------      -------------    -------------   -------------   -------------
Joseph T. Williams           250,000(1)           40.98%   $        7.00        10/27/10   $     525,000


Edward J. Munden             240,000(2)           39.34%   $        7.00        10/27/10   $     504,000


William W. Lesikar            35,000(3)            5.74%   $        7.00        10/27/10   $      73,500


Ronald Idom                   35,000(3)            5.74%   $        7.00        10/27/10   $      73,500


William Williamson            25,000(3)            4.10%   $        7.00        10/27/10   $      52,500


Brian J. Barr                 25,000(3)            4.10%   $        7.00        10/27/10   $      52,500

----------

(1) Subject to stockholder approval of certain amendments to the Company's 1997 Incentive Stock Option Plan which amendments include increasing the number of shares reserved to the Plan to 1,000,000. Of the 250,000 options, 20,000 are exercisable immediately upon stockholder approval. The remaining 230,000 are exercisable cumulatively at the rate of 115,000 per year on each of October 27, 2001 and October 27, 2002 and continue to be exercisable until October 27, 2010 unless earlier terminated.

(2) Subject to stockholder approval of certain amendments to the Company's 1997 Incentive Stock Option Plan which amendments include increasing the number of shares reserved to the Plan to 1,000,000. Exercisable cumulatively at the rate of 120,000 per year on each of October 27, 2001 and October 27, 2002. The Options continue to be exercisable until October 27, 2010 unless earlier terminated.

(3) Subject to stockholder approval of certain amendments to the Company's 1997 Incentive Stock Option Plan which amendments include increasing the number of shares reserved to the Plan to 1,000,000. The Options are exercisable cumulatively at the rate of 33.33% on or after October 27, 2001 and 33.33% per year on each of October 27 thereafter. The Options continue to be exercisable thereafter until October 27, 2010 unless earlier terminated.

(4) This amount was calculated using the Black-Scholes option pricing model, a complex mathematical formula that uses a number of factors to estimate the present value of stock options. The assumptions used in the valuation of the options for 2000 were: exercise price of $7.00, a stock price volatility factor of 0.256; an expected life of 4 years, a risk-free interest rate of 5.75% and a dividend yield of 0.0%. The Black-Scholes model generates an estimate of the value of the right to purchase a share of stock at a fixed price over a fixed period. The actual value, if any, an executive realizes will depend on whether the stock price at exercise is greater than the grant price as well as the executive's continued employment through the vesting period and the option term.

         The following table provides information on the value of each named officer's unexercised options to acquire Common Stock at December 31, 2000.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
--------------------------------------------------------------------------------------------------------------------
                                                                       NUMBER OF SECURITIES   VALUE OF UNEXERCISED
                                                                            UNDERLYING            IN-THE-MONEY
                                                                       UNEXERCISED OPTIONS/      OPTIONS/SARS AT
                                                                        SARS AT FY-END (#)         FY-END ($)
                           SHARES ACQUIRED ON                              EXERCISABLE/           EXERCISABLE/
          NAME                EXERCISE (#)      VALUE REALIZED ($)         UNEXERCISABLE        UNEXERCISABLE (1)
---------------------      ------------------   ------------------     -------------------    ---------------------
Joseph T. Williams                 -0-                -0-                   0/250,000             $ 0/$218,750
Edward J. Munden                   -0-                -0-                   0/240,000             $ 0/$210,000
William W. Lesikar                 -0-                -0-                    0/35,000             $  0/$30,625
Ronald Idom                        -0-                -0-                    0/35,000             $  0/$30,625
William A. Williamson              -0-                -0-                    0/25,000             $  0/$21,875
Brian J. Barr                      -0-                -0-                    0/25,000             $  0/$21,875


(1) Based on December 31, 2000 closing price of $7.875.

EXECUTIVE EMPLOYMENT AGREEMENTS

         Effective October 6, 2000, we entered into an employment agreement with Joseph T. Williams. The initial term of the employment agreement is for 2 years but it will be automatically extended for a further term of 2 years on each anniversary date of the agreement unless, at least 60 days before the anniversary date we notify Mr. Williams that we will not be extending the term. Mr. Williams will receive a base salary of $250,000 per year. Each year during the term, our compensation committee will determine a target bonus for Mr. Williams for that year that will be in the range of between 20% and 120% of Mr. Williams' base salary. Determination of the actual bonus amount to be paid to Mr. Williams will be in the discretion of our board of directors and will depend in part of the performance of the Company during the year but in any case will not be less than 20% of the base salary.

         If we terminate Mr. Williams' employment for reasons other than for `cause' or Mr. Williams terminates his employment for `good reason', as those terms are defined in the contract, then we must pay Mr. Williams, in addition to any accrued but unpaid salary and bonus to which he may then be entitled, the sum of 1 year's base salary plus the greater of his target bonus for that year or the actual bonus paid or payable with respect to the previous year. If termination occurs for those reasons within 2 years of a change of control or Mr. Williams resigns for any reason during the 13th month following a change of control, then Mr. Williams will be entitled to receive 3 times that amount. If termination is for reasons other than for cause or Mr. Williams terminates his employment for good reason he will also be entitled to receive health benefits for 3 years after termination as well as any benefits he might then be entitled to under any supplemental retirement plan we may have in place at the time. In addition, all of Mr. Williams' unvested stock options will vest immediately or he may elect to receive the cash equivalent of any unexercised stock options. We have also agreed to make additional payments to indemnify Mr. Williams should the severance payments attract excise tax under Article 4999 of the Internal Revenue Code.

         "Change of Control" is defined in Mr. William's contract to include:
(i) the acquisition of beneficial ownership of an aggregate of 15% of the voting power of our outstanding voting securities by any person, (ii) specified changes in the composition of our board of directors, (iii) a merger or sale of our Company if we are not the surviving entity, (iv) the sale of all or substantially all of our assets, and (v) the approval by our stockholders of a plan of liquidation or dissolution,

         Under the employment agreement, we agreed to issue to Mr. Williams options to purchase 250,000 shares of our common stock. The exercise price for these options is $7.00 per share of common stock. The grant of the options is subject to the approval by our stockholders of an certain amendments to our 1997 Incentive Equity Plan including an amendment that increases the number of options that may be awarded under the plan. Of these options, 20,000 will vest immediately upon stockholder approval and fifty percent of the balance of these options will vest on each of the first two anniversary dates of the grant. If we fail to deliver the options or fail to receive stockholder approval before the first anniversary date of the contract, then we must pay Mr. Williams the cash equivalent of the options. In addition, we have also entered into an indemnification agreement with Mr. Williams.

         Effective as of November 11, 2000, the Company entered into an employment agreement with Edward J. Munden that is substantially similar to that of Mr. Williams except that Mr. Munden's contract provides for a base salary of $240,000 per annum and incentive stock options for 240,000 shares of common stock. If we fail to deliver the options or fail to receive stockholder approval before the first anniversary date of the contract, then we must pay Mr. Munden the cash equivalent of the options.

         Effective as of November 11, 2000, the Company entered into employment agreements with each of its Vice Presidents: William W. Lesikar, Ronald Idom, William A. Williamson and Brian J. Barr. The terms of the employment agreements for each of the Vice Presidents are substantially similar although they do differ in terms of the amount of base salary and target bonus.

         Mr. Lesikar's employment provides for a base salary of $145,000 per annum, Mr. Idom's agreement establishes a base salary of $135,000 and the employment agreements of Mr. Williamson and Mr. Barr establish their base salaries at $130,000 per annum. The Vice President employment agreements provide that for each year during the term, our compensation committee will determine a target bonus for each vice president for that year that will be in the range of between 0% and 60% of their respective base salaries. Determination of the actual bonus amount to be paid to a particular vice president will be in the discretion of our board of directors and will depend in part of the performance of the Company during the year. Generally, actual bonuses will range between 0% and 200% of the target bonus. For the fiscal year ending December 31, 2001, the target bonus established for Mr. Lesikar and Mr. Idom is 35% and for Mr. Williamson and Mr. Barr the target bonus has been set at 25%. For the year ended December 31, 2000, the Company paid bonuses totalling $185,000 to these four officers.

         Each of the vice president employment agreements is for an initial term of 2 years and the agreements provide that the term will be automatically extended for 2 years on each anniversary of its effective date unless the Company notifies the particular officer at least 60 days of the anniversary date that it is electing not to extend the term.

         Each of the vice president employment agreements includes a severance provision which is triggered by the Company's termination of the agreement without `cause', or the officer's termination with `good reason', as those terms are defined in the agreement. Under the severance provisions, the Company must pay the officer a severance payment equivalent to his annual base salary plus the target bonus established for the year in which termination occurs prorated to the termination date. If the termination follows a change of control, then the Company must pay the officer a severance payment equivalent to the full target bonus established for the year in which termination occurs plus 1.5 times his annual base salary.

         "Change of Control" is defined in the vice president employment agreements to include a merger or sale of the Company in which the Company is not the surviving entity, the sale of all or substantially all of the Company's assets, the approval by the Company's stockholders of a plan of liquidation, bankruptcy of the Company, specified changes in the composition of the board of directors, and the acquisition of beneficial ownership of an aggregate of 15% of the voting power of the Company's outstanding voting securities by any person or group who, on the date of the employment agreement, beneficially owned less than 10% of the voting power of the Company's outstanding voting securities, the acquisition of beneficial ownership of an additional 5% of the voting power of the Company's outstanding voting securities by any person or group who, on the date of the employment agreement, beneficially owned at least 10% of the voting power of the Company's outstanding voting securities, or the execution by the Company and a stockholder of a contract that by its terms grants such stockholder or such stockholder's affiliate, the right to veto or block decisions or actions of the Board of Directors.

         Each of the vice president employment agreements includes a non-competition covenant pursuant to which throughout the term of the agreement and, unless the agreement terminates at the expiration of the term, or the Company terminates the agreement without cause or the officer terminates the agreement with good reason or the agreement is terminated after a change of control, through the first anniversary of the expiration of the agreement, the officer may not engage in the business of acquiring oil and natural gas reserves and oil and natural gas production and exploitation. The geographic area covered by the non-competition covenant includes any state in which the Company has material operations at the time of the termination.

COMPENSATION COMMITTEE REPORT

         The compensation committee of our board of directors is responsible for overseeing the compensation of our executive officers. It consists of three independent directors: Jerry B. Davis (Chairman), Robert L. Keiser and Patrick
J. Keeley.

         Compensation policies. Our executive officer compensation package consists of three components: base salary, annual incentive bonuses and stock option grants. We are committed to pay base salaries that are above the median among the companies in our peer group to attract and retain talented executives who can create value for our Company. In addition we pay annual incentive bonuses as a percent of base salary based upon the performance of the Company and we award stock option grants to our executive officers and employees. Our compensation committee reviews industry performance and cost-of-living increments as well as compensation levels among our peer group to arrive at appropriate compensation levels for our executives.

         Incentive bonuses are awarded annually based on performance measures and goals established by our compensation committee. Our committee reviews, among other things, reserve growth, lease operating expenses, finding costs, administrative expenses and returns to stockholders. Based on the results of these assessments and an evaluation by our committee of individual executive performance, our committee may adjust awards to reflect individual performance. Prior to fiscal 2000, the compensation committee targeted bonuses at 50% of base salary. Beginning in the year 2000 the committee established target bonuses ranging from 0% to 60% of base salary. Actual bonuses may be more or less than the target depending on individual performance and cash availability in the Company.

         Long-term incentives are an essential component of our pay package because they hold our executive officers accountable for attaining our business strategy. At this time, stock options are our primary long-term incentive reward vehicles and may be awarded in the discretion of the compensation committee. Stock options are granted with the option price equal to the fair market value of our stock on the date of the grant and with incremental vesting restrictions. As part of the Recapitalization that occurred during the year ending December 31, 2000 [See: Item 1, "Business-Recent Developments" in our annual report on form 10-K filed with the SEC on March 30, 2001] , all 558,000 options that had been granted in prior years were cancelled. Following the Recapitalization, the compensation committee awarded new options to purchase shares of post reverse split common stock to certain executives and employees. All of these grants are subject to stockholder approval of certain amendments to the Company's 1997 Incentive Stock Option Plan including an increase in the number of shares authorized for issuance under the plan. As of December 31, 2000, options to acquire a total of 642,500 shares of post reverse split common stock had been granted to certain executives and employees. The options will vest in two or three year annual instalments depending on the particular grantee. All have an exercise price of $7.00.

         Relationship of compensation to performance. During the course of the year ended December 31, 2000 much of the focus of management was directed at the Recapitalization and executive compensation was related primarily to the successful completion of the Recapitalization. The Recapitalization was approved by our stockholders at a meeting held on September 18, 2000. As a result of the successful completion of the Recapitalization, our Company's financial position was significantly strengthened: our outstanding debt was reduced by almost 64%; our outstanding preferred stock and dilutive conversion and repricing rights were eliminated; and our borrowing capacity was increased.

         Following the successful completion of the Recapitalization, we announced a four-part strategy directed at growing our asset base and increasing shareholder value. This strategy consists of: (1) establishing an exploration program to add reserves at competitive finding costs; (2) developing and exploiting our existing properties; (3) pursuing selective property acquisitions; and (4) actively seeking corporate acquisitions and mergers. Our executive pay strategy for the year ending December 31, 2001 is designed to support this business strategy through competitive base salaries, annual incentive bonuses and stock option grants that rewards the attainment of these objectives.

         2000 Compensation for our chief executive officer. In determining the compensation of Edward J. Munden, Chief Executive Officer, the compensation committee considered Mr. Munden's history with the Company dating back to its inception in 1994, his key role in the successful completion of the Recapitalization as well as his contribution to our Company's operating and financial results for fiscal year 2000. The committee evaluated Mr. Munden's individual performance and substantial contribution to those results and considered the compensation range for other chief executive officers in our peer group. Based on that review and assessment, the Company agreed to a new employment contract with Mr. Munden which became effective on November 6, 2000 and, among other things, increased his base salary from $160,000 to $240,000 per year and awarded him options to purchase 240,000 shares of post reverse split common stock. For the fiscal year ended December 31, 2000, our Company paid Mr. Munden a base salary of $174,000 and an annual incentive bonus of $150,000.

                    BOARD OF DIRECTORS INTERLOCKS AND INSIDER
                     PARTICIPATION IN COMPENSATION DECISIONS

         The compensation committee consists of: Jerry B. Davis (Chairman), Robert L. Keiser and Patrick J. Keeley. None of the members of the compensation committee of the board of directors is an officer or employee of our Company. No executive officer of our Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Company's compensation committee.

         Patrick J. Keeley serves as a managing director of Friedman, Billings & Ramsey & Co. For a description of the Company's relationship with Friedman, Billings & Ramsey & Co., see "Certain Relationships and Related Transactions" below.

COMPENSATION OF DIRECTORS

     The board of directors has adopted a policy whereby each non-employee director is paid an annual retainer fee of $18,000 plus meeting fees of $1,000 for each board of directors meeting and $1,000 for each committee meeting (other than telephonic meetings) attended by the director unless the committee meeting is held on the same day s a board meeting, in which case the fee is $500. The Company also reimburses its directors for travel, lodging and related expenses they may incur attending board of directors and committee meetings. In addition, subject to stockholder approval of an amendment to our directors' nonqualified stock option plan to increase the number of shares subject to the plan, we have granted each non-employee director options to purchase a total of 30,000 shares of common stock. Of the 30,000 options, we granted 3,000 options to each of our outside directors upon joining our board at an exercise price of $7.00 per share. If we do not obtain stockholder approval of the amendment to the option plan, then we will pay the directors the cash equivalent of these options. We granted an additional 27,000 options to each of our outside directors at an exercise price of $7.0625 per share. In addition, we have entered into indemnification agreements with our non-employee directors.

STOCKHOLDER RETURN COMPARISON

         Set forth below is a line graph comparing the total return on the Common Stock with the cumulative total return of the Nasdaq Market index, the Russell 2000 Index and the 3 digit MG Industry Group Index for Independent Oil and Gas Companies, resulting from an initial assumed investment of $100 in each and assuming the reinvestment of any dividends, for the period beginning on December 31, 1997 and ending on December 31, 2000. The Company believes that since its common stock began trading on the Nasdaq National Market System in October 2000, it is appropriate to use the broadly based Nasdaq Market Index. Because the Company used the Russell 2000 Index as a comparable in previous years, it is required to use include the Russell 2000 Index this year but the Company expects to discontinue its use in future years. The stock performance graph is not necessarily indicative of future price performance.

             COMPANY/INDEX           12/31/97     12/31/98     12/31/99      12/31/00
           DevX Energy, Inc.          100.00        60.45         7.05          0.81
           MG 121 Index               100.00        64.77        90.74        131.68
           NASDAQ Market Index        100.00       141.04       248.76        156.35
           Russell 2000 Index         100.00        97.20       116.24        111.22

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                             OWNERSHIP OF SECURITIES

         The following table sets forth information with respect to the number of shares of the Company's Common Stock beneficially owned as of April 1, 2001 by (i) all holders (the "Stockholders") of shares of the Common Stock known by the Company to own beneficially more than 5% of the outstanding shares of the Common Stock, (ii) the executive officers of the Company, (iii) each Director of the Company and (iv) all Directors and officers of the Company as a group.


                                                                     AMOUNT AND NATURE    APPROXIMATE
                                                                       OF BENEFICIAL         % OF
               NAME OF BENEFICIAL OWNER                                  OWNERSHIP        COMMON STOCK
         -------------------------------------                       -----------------    ------------
         DIRECTORS & OFFICERS
         Joseph T. Williams                                                  10,000           *
         Edward J. Munden (1)                                                42,307           *
         William W. Lesikar                                                     100           *
         Ronald Idom                                                            -0-           *
         William A. Williamson                                                  -0-           *
         Brian J. Barr                                                          -0-           *
         Patrick J. Keeley                                                    2,000           *
         Robert L. Keiser                                                     4,000           *
         Jerry B. Davis                                                       2,000           *

         ALL DIRECTORS & OFFICERS AS A GROUP                                 60,407        0.46%

         FIVE PERCENT STOCKHOLDERS(3)

               Mark E. Brady, Robert J. Suttman, Ron L. Eubel
           c/o Eubel Brady & Stuttman Asset Management Inc. 7777
           Washington Village Drive, Ste 210, Dayton, Ohio 45459            731,000        5.73%

              Bernie Holtgrieve, William E. Hazel & EBS Asset
                             Management, Inc.
           c/o Eubel Brady & Stuttman Asset Management Inc. 7777
           Washington Village Drive, Ste 210, Dayton, Ohio 45459            707,000        5.55%

         Mark E. Strome, Strome Investment Management L.P., SSCO,
         Inc., Strome Offshore Limited, Strome Hedgecap Fund, L.P.
            c/o Strome Investment Management L.P., 100 Wilshire
                 Blvd., 15th Floor, Santa Monica, CA 90401                1,100,000        8.63%

          Paul P. Tanico, Ellen H. Adams, CastleRock Management,
            LLC, CastleRock Asset Management, Inc., CastleRock
                              Partners, L.P.
            CastleRock Partners II, L.P. CastleRock Fund, Ltd.
          c/o CastleRock Asset Management, Inc. 101 Park Avenue,
                    6th Floor, New York, New York 10178                  1,104,400         8.66%

            Tudor Investment Corporation, Paul Tudor Jones, II,
          Tudor Proprietary Trading, L.L.C., The Altar
                              Rock Fund L.P.
                   c/o 1275 King St., Greenwich, CT 06831
           The Raptor Global Portfolio Ltd. The Tudor BVI Global
           Portfolio Ltd., The Ospraie Portfolio Ltd., c/o CITCO
            Kaya Flamboyan 9, Curacao, Netherlands Antilles (4)           1,500,000       11.77%



         *        indicates less than 1%.

         (1) Edward J. Munden, has a beneficial interest in 42,307 shares of Common Stock owned by EIBOC Investments Ltd. ("EIBOC"). In addition, EIBOC has granted an irrevocable proxy to Mr. Munden, to vote the 42,307 shares owned of record by EIBOC. Accordingly, the 42,307 shares owned of record by EIBOC have been included as beneficially owned by Mr. Munden, and by all officers and Directors as a group.

         (2)      Includes options exercisable within 60 days.

         (3) Information based on most recent SEC Filings made by these stockholders as of April 1, 2001. These stockholders are not affiliates of the Company.

         (4)      Form 13G filed April 19, 2001


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

JEDI TRANSACTION

         On May 6, 1997, an affiliate of Enron Corp. by the name of Joint Energy Development Investments L.P. ("JEDI"), became a significant stockholder by purchasing 9,600,000 shares of our Series A preferred stock and warrants to purchase our common stock in exchange for the payment to us of $5,000,000 cash and the execution and delivery by JEDI of an earn up agreement. The 9,600,000 shares of Series A preferred stock represented approximately 33% of the voting power of the Company at that time.

         In connection with the investment by JEDI, we entered into a securities purchase agreement, a stockholders agreement, a registration rights agreement and a letter agreement with an affiliate of JEDI. The securities purchase agreement included customary representations, warranties and covenants for an investment in preferred stock and warrants. The purchase agreement also granted JEDI certain "maintenance rights" which gave JEDI the right to maintain its proportionate equity interest in our company. Under the stockholders agreement, both JEDI and our management stockholders agreed to specified transfer restrictions on our company's securities. Under the registration rights agreement, we granted JEDI registration rights with respect to common stock issuable upon conversion of the Series A preferred stock and upon exercise of the warrants. Under the letter agreement, we engaged ECT Securities Corp. to act as our advisor and provide consultation, assistance and advice to us with respect to our operations and properties.

         As part of our Recapitalization, JEDI exchanged all its 9,600,000 shares of Series A Preferred Stock together with all its outstanding warrants and maintenance rights for 212,500 shares of post reverse split common stock. In addition, the purchase agreement, the registration rights agreement, the stockholders' agreement and the ECT letter agreement described above were terminated and JEDI ceased to be an affiliate of the Company as a result of the Recapitalization. As a result of the 156:1 reverse split of our common stock that was part of the Recapitalization, JEDI's 2,634,952 million shares of pre reverse split common stock (par value $0.0015), which it had acquired pursuant to its exercise of certain warrants and maintenance rights that we had granted to JEDI under the purchase agreement, were converted into 16,891 shares of post reverse common stock (par value $0.234).

HEDGING ACTIVITIES

         During the year ended December 31, 2000, we were a party to the hedging agreements described below with Enron North America Corp. ("Enron"), an affiliate of JEDI who, until October 31, 2000, was one of our significant stockholders.

         The table below sets out volumes of natural gas hedged with a swap at $2.40 per MMBtu with Enron. No fee was paid to Enron for entering into this agreement. The volumes presented in this table are divided equally over the months during the period.

                                                     VOLUME
   PERIOD BEGINNING            PERIOD ENDING        (MMBtu)
-----------------------      -----------------     ---------
May 1, 1998                  December 31, 1998     2,210,000
January 1, 1999              December 31, 1999     2,710,000
January 1, 2000              December 31, 2000     2,200,000
January 1, 2001              December 31, 2001     1,850,000
January 1, 2002              December 31, 2002     1,600,000
January 1, 2003              December 31, 2003     1,400,000

         The table below sets out the volumes of natural gas hedged with a floor price of $1.90 per MMBtu under an agreement with Enron, which received a fee of $478,000 during the year ended December 31, 1998 for entering into this agreement. The volumes presented in this table are divided equally over the months during the period.

                                                     VOLUME
   PERIOD BEGINNING            PERIOD ENDING        (MMBtu)
-----------------------      -----------------     ---------
May 1, 1998                  December 31, 1998       885,000
November 1, 1999             December 31, 1999     1,080,000
January 1, 2000              December 31, 2000       880,000
January 1, 2001              December 31, 2001       740,000
January 1, 2002              December 31, 2002       640,000
January 1, 2003              December 31, 2003       560,000

         The table below sets out volumes of oil hedged with a collar with Enron involving floor and ceiling prices as set out in the table below. The volumes presented in this table are divided equally over the months during the period.


                                                VOLUME        FLOOR       CEILING
  PERIOD BEGINNING         PERIOD ENDING       (MMBtu)        PRICE        PRICE
--------------------     -----------------    ---------      --------    ---------
December 1, 1999         March 31, 2000         40,000        $22.90      $25.77
April 1, 2000            June 30, 2000          15,000        $23.00      $28.16
July 1, 2000             December 31, 2000      30,000        $22.00      $28.63

         During the years ended December 31, 2000 and 1999, the Company recognized hedging losses of approximately $3,000 and $203,000, respectively, relating to this contract.

FRIEDMAN BILLINGS RAMSEY & CO.

         In August 1999 the Company retained the firm of Friedman Billings Ramsey & Co. ("FBR") of Arlington Virginia as its financial advisor for an initial term of 2 years. This term was subsequently extended to November of 2002. On November 10, 2000, Mr. Patrick J. Keeley, who serves as one of FBR's managing directors, became one of our directors. Our agreement with FBR provides that FBR will assist us to identify, evaluate and, where we deem it appropriate, implement various strategic alternatives including business combinations, capital raising and self tenders. The agreement obligates us to pay FBR a fee of up to 2% of the total consideration involved in any business combination that we implement plus a fee of 5% of the gross proceeds of any capital raised during the term of the agreement. In addition we have agreed to reimburse FBR for any out-of-pocket expenses it incurs in connection with performing its services under the agreement including the fees and disbursements of its legal counsel and its petroleum engineering consultants.

         During the year ending December 31, 2000, FBR assisted the Company to implement the Recapitalization by helping us negotiate with our major equity and debt stakeholders. In addition FBR acted as the lead underwriter for the public offering of 11,500,000 shares of our post reverse split common stock that we closed in October and November of 2000. Simultaneously with the underwriting, FBR assisted the Company to execute a tender to repurchase $75 million of original principal amount of our 12.5% Senior Notes Due July 2008. During the year we paid FBR fees totalling approximately $5.7 million plus expenses.