Form 10-Q
period 2001-03-31
DEVX ENERGY INC; DEVX OPERATING CO; DEVX ENERGY INC /NV/; CORRIDA RESOURCES INC
filed 2001-05-15
CIK 943548, 1068118, 1068119, 1068120

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                    ---------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                           13760 NOEL ROAD, SUITE 1030
                       L.B. #44, DALLAS, TEXAS 75240-7336
               (Address of principal executive offices)(Zip code)
                                 (972) 233-9906
              (Registrants' telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2001: 12,748,612
                                                                   ----------

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                       DEVX ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            MARCH 31,       DECEMBER 31,
                                                                              2001              2000
                                                                         --------------    --------------
ASSETS
Current assets:
   Cash                                                                  $   13,198,000    $   10,985,000
   Other current assets                                                      10,902,000        10,740,000
                                                                         --------------    --------------
Total current assets                                                         24,100,000        21,725,000

Net property and equipment                                                   99,210,000        97,091,000
Other assets                                                                  4,141,000         4,174,000
                                                                         --------------    --------------
                                                                         $  127,451,000    $  122,990,000
                                                                         ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and other                                            $    8,369,000    $    7,507,000
   Derivatives                                                                  112,000         1,507,000
                                                                         --------------    --------------
Total current liabilities                                                     8,481,000         9,014,000

Long-term obligations, net of current portion                                50,000,000        50,000,000

Derivatives                                                                   9,363,000        12,246,000

Commitments                                                                          --                --

Stockholders' equity:
  Common stock, $0.234 par value, authorized 100,000,000 shares:
     Issued and outstanding 12,748,612 shares at
     March 31, 2001 and December 31, 2000                                     2,983,000         2,983,000
  Additional paid-in capital                                                 60,159,000        60,159,000
  Retained earnings                                                           5,828,000           834,000
  Accumulated other comprehensive loss                                       (9,363,000)      (12,246,000)
                                                                         --------------    --------------

Total stockholders' equity                                                   59,607,000        51,730,000
                                                                         --------------    --------------

                                                                         $  127,451,000    $  122,990,000
                                                                         ==============    ==============


See accompanying notes to unaudited consolidated condensed financial statements.

                       DEVX ENERGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                     -----------------------------
                                                         2001             2000
                                                     -------------   -------------
Revenues:
   Oil and gas sales                                 $   1,091,000   $     907,000
   Net profits and royalty interests                    11,121,000       5,701,000
   Interest and other income                               122,000          65,000
                                                     -------------   -------------
Total revenues                                          12,334,000       6,673,000
                                                     -------------   -------------

Expenses:
   Oil and gas production expenses                         697,000         572,000
   Depreciation, depletion and amortization              2,288,000       2,215,000
   General and administrative                              890,000         747,000
   Interest and financing expense                        1,870,000       4,757,000
                                                     -------------   -------------
Total expenses                                           5,745,000       8,291,000
                                                     -------------   -------------
Operating income (loss)                                  6,589,000      (1,618,000)
Change in fair value of derivatives                      1,459,000              --
                                                     -------------   -------------
Income (loss) before income taxes                        8,048,000      (1,618,000)
Income taxes                                             3,054,000              --
                                                     -------------   -------------
Net income (loss)                                    $   4,994,000   $  (1,618,000)

Earnings per common share:
   Basic and diluted                                 $        0.39   $       (5.59)
                                                     =============   =============

Weighted average shares outstanding:
   Basic                                                12,748,612         289,224
                                                     =============   =============
   Diluted                                              12,825,616         289,224
                                                     =============   =============


See accompanying notes to unaudited consolidated condensed financial statements.

                       DEVX ENERGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31
                                                               --------------------------------
                                                                    2001              2000
                                                               --------------    --------------
Cash flows from operating activities:
   Net income (loss)                                           $    4,994,000    $   (1,618,000)
   Depreciation, depletion and amortization                         2,511,000         2,592,000
   Change in fair market value of derivatives                      (1,459,000)               --
   Net change in operating assets and liabilities                     574,000        (5,457,000)
                                                               --------------    --------------
Net cash provided by (used in) operating activities                 6,620,000        (4,483,000)
                                                               --------------    --------------

Cash flows used in investing activities:
   Additions to property and equipment                             (4,407,000)       (1,906,000)
   Proceeds from sale of oil & gas properties                              --           212,000
                                                               --------------    --------------
Net cash (used in) investing activities                            (4,407,000)       (1,694,000)

Cash flows from financing activities:
   Proceeds from long-term debt                                            --         6,500,000
   Payments on long-term obligations                                       --        (2,390,000)
                                                               --------------    --------------
Net cash provided by financing activities                                  --         4,110,000
                                                               --------------    --------------

Net increase (decrease) in cash                                     2,213,000        (2,067,000)
Cash at beginning of period                                        10,985,000         3,376,000
                                                               --------------    --------------
Cash at end of period                                          $   13,198,000    $    1,309,000
                                                               ==============    ==============


See accompanying notes to unaudited consolidated condensed financial statements.

                       DEVX ENERGY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

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

The interim financial statements contained herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2001. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's Annual Report on Form 10-K for the transition period ended December 31, 2000.

2.  DERIVATIVES

The Company utilizes certain derivative financial instruments -- primarily swaps, floors and collars -- to reduce the risk of adverse changes in future oil and natural gas prices. Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), which requires the Company to recognize all derivatives on the balance sheet at fair value. The Company estimates fair value based on quotes obtained from the counter-parties to the derivative contracts. The Company recognizes the fair value of derivative contracts that expire in less than one year as current assets or liabilities. Those that expire in more than one year are recognized as long-term assets or liabilities. Derivatives that are not accounted for as hedges are adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in fair value are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

The Company has designated a natural gas swap as a cash flow hedge. For derivatives classified as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of any change in the fair value of a derivative designated as a hedge is immediately recognized in earnings. Hedge effectiveness is measured quarterly based on the relative fair value between the derivative contract and the hedged item over time. During the three months ended March 31, 2001, the Company recognized a decrease in the derivative liability and an associated other comprehensive income totaling approximately $2,883,000.

During the three months ended March 31, 2001, the Company recognized a non-cash gain of $1,459,000 in earnings related to the net change in fair value of our derivative contracts which have not been designated as hedges.

During the three months ended March 31, 2001, the Company paid $2,811,000 in cash settlements on its natural gas hedges which are included in net profits and royalty interests.

3.  COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three months ended March 31, 2001, the Company's comprehensive income differed from net income by approximately $2,883,000 related to the change in fair value of a natural gas swap contract designated as a hedge. There were no differences between comprehensive income and net loss for the three months ended March 31, 2000.

4.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:


                                                                     THREE MONTHS ENDED
                                                                         MARCH 31
                                                             ---------------------------------
                                                                   2001              2000
                                                             ---------------   ---------------
Numerator:
    Numerator for basic earnings per common
        share - net earnings                                 $     4,994,000   $    (1,618,000)
                                                             ===============   ===============
Denominator:
    Denominator for basic earnings per common                     12,748,612           289,224
        share - weighted average shares
    Dilutive effect of employee stock options                         77,004                --
                                                             ---------------   ---------------
    Denominator for diluted earnings per common
        share - adjusted weighted average shares                  12,825,616           289,224
                                                             ===============   ===============

Earnings per common share - basic and diluted                $          0.39   $         (5.59)
                                                             ===============   ===============


Weighted average common shares outstanding and losses per common share for the three months ended March 31, 2000 have been restated for the effects of a 156-to-1 reverse stock split.

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

SELECTED FINANCIAL DATA

The following tables set forth selected financial data for the Company, presented as if our net profits interests had been accounted for as working interests. The financial data were derived from the Consolidated Financial Statements of the Company and should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included herein. The results of operations for the three months ended March 31, 2001 will not necessarily be indicative of the operating results for the full fiscal year ending December 31, 2001.

                                                                             THREE MONTHS ENDED MARCH 31
                                                                         ----------------------------------
                                                                               2001               2000
                                                                         ---------------    ---------------
            Oil and gas sales (1)                                        $    13,954,000    $     7,929,000
            Oil and gas production expenses (1)                                2,439,000          1,903,000
            General and administrative expenses                                  890,000            747,000
                                                                         ---------------    ---------------
            EBITDA (2)                                                        10,625,000          5,279,000
            Interest expense, excluding amortization of
                 deferred charges (3)                                         (1,647,000)        (4,356,000)
            Depreciation, depletion and amortization (4)                      (2,511,000)        (2,593,000)
            Interest and other income                                            122,000             52,000
            Change in fair value of derivatives                                1,459,000                 --
            Income tax expense                                                (3,054,000)                --
                                                                         ---------------    ---------------
            Net income (loss) from operations                            $     4,994,000    $    (1,618,000)
                                                                         ===============    ===============

---------------------
(1) Oil and natural gas sales and production expenses related to net profits interests have been presented as if such net profits interests had been accounted for as working interests, net of cash settlements on hedges.

(2) EBITDA represents earnings before interest expense, income taxes, depreciation, depletion and amortization expense, and excludes interest and other income and change in derivative fair value. EBITDA is not a measure of income or cash flows in accordance with generally accepted accounting principles, but is presented as a supplemental financial indicator as to our ability to service or incur debt. EBITDA is not presented as an indicator of cash available for discretionary spending or as a measure of liquidity. EBITDA may not be comparable to other similarly titled measures of other companies. Our credit agreement requires the maintenance of specified EBITDA ratios. EBITDA should not be considered in isolation or as a substitute for net income, operating cash flow or any other measure of financial performance prepared in accordance with generally accepted accounting principles or as a measure of our profitability or liquidity

(3)      Interest charges payable on outstanding debt obligations.

(4) Depreciation, depletion and amortization includes $223,000 and $400,000 of amortized deferred charges related to debt obligations and $0 and $22,000 of amortized deferred charges related to the Company's natural gas price-hedging program for the three months ended March 31, 2001 and 2000, respectively.

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31
                                                               -----------------------------
                                                                    2001            2000
                                                               -------------   -------------
PRODUCTION VOLUMES:
   Natural gas (MMcf)                                                  2,232           2,581
   Oil (MBbls)                                                            44              57
   Total natural gas equivalent (MMcfe)                                2,495           2,923

AVERAGE SALES PRICE:
   Natural gas ($/Mcf)                                         $        5.70   $        2.51
   Oil ($/Bbl)                                                 $       28.28   $       25.62
   Natural gas equivalent (per Mcfe)                           $        5.59   $        2.71

SELECTED EXPENSES (PER MCFE):
   Lease operating expense                                     $        0.71   $        0.52
   Production taxes                                            $        0.26   $        0.13
   Depreciation, depletion and amortization of oil
     and natural gas properties                                $        0.91   $        0.74
   General and administrative expenses                         $        0.36   $        0.26
   Interest and financing charges                              $        0.66   $        1.49


The following discussion of the results of operations and financial condition should be read in conjunction with the Consolidated Condensed Financial Statements and related Notes thereto included herein.


THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000


RESULTS OF OPERATIONS

The following discussion and analysis reflects the operating results as if the net profits interests were working interests. We believe that this will provide the readers of the report with a more meaningful understanding of the underlying operating results and conditions for the period.

REVENUES: Our total revenues increased by $6.0 million, or 76%, to $13.9 million for the three months ended March 31, 2001 from $7.9 million during the comparable period in 2000. Natural gas contributed 91% of our total revenues for the March 2001 quarter and 82% during the March 2000 quarter.

We produced 44,000 barrels of crude oil during the three months ended March 31, 2001, a decrease of 13,000 barrels, or 23%, from the 57,000 barrels produced during the comparable period in 2000.

We produced 2.2 Bcf of natural gas during the three months ended March 31, 2001, a decrease of 349 MMcf, or 14%, from the 2.6 Bcf produced during the comparable period in 2000. This decrease consists of a decrease of 271 MMcf, or 11%, from the properties that we owned during both periods and a decrease of 78 MMcf from the properties that we sold at the end of June 2000. The production during the first quarter of 2001 was impacted by the following:

o Production in our J.C. Martin field declined due to a temporary delay in our drilling program;

o        Decreases due to natural decline; and

o Offsetting the decreases, production in our Gilmer field increased due to the completion of new wells.

On a thousand cubic feet of natural gas equivalent ("Mcfe") basis, production for the three months ended March 31, 2001 was 2.5 Bcfe, down 0.4 Bcfe, or 15%, from the 2.9 Bcfe produced during the comparable period in 2000. Production from properties that we owned during both periods was down 351 MMcfe, or

12% during the three months ended March 31, 2001 when compared to production during the three months ended March 31, 2000.

The increase in revenues was due to a significant, industry-wide increase in oil and natural gas prices, partially offset by lower production volume. The average price per barrel of crude oil sold by us during the three months ended March 31, 2001 was $28.28, an increase of $2.66 per barrel, or 10%, over the $25.62 per barrel during the three months ended March 31, 2000. The average price per Mcf of natural gas sold by us was $5.70 during the three months ended March 31, 2001, an increase of $3.19 per Mcf, or 127%, over the $2.51 per Mcf during the comparable period in 2000. Crude oil and natural gas prices have remained at these elevated levels subsequent to March 31, 2001. On an Mcfe basis, the average price received by us during the three months ended March 31, 2001 was $5.59, a $2.88 increase, or 106%, over the $2.71 we received during the comparable period in 2000.

During the three months ended March 31, 2001, we paid $2,811,000 in cash settlements under our natural gas price-hedging program. The net negative effect on the average natural gas prices we received during the period was $1.26 per Mcf. During the comparable period in 2000, we paid $52,000 in cash settlements and amortized $22,000 of deferred hedging costs regarding our natural gas price-hedging program. The net negative effect on the average natural gas prices we received during the 2000 period was $0.02 per Mcf. During the three months ended March 31, 2001, no crude oil price-hedging contracts were in place. During the comparable period in 2000, we paid $89,000 in cash settlements pursuant to our crude oil price-hedging program.

SEVERANCE AND PRODUCTION TAXES: Severance and production taxes, which are based on the revenues derived from the sale of crude oil and natural gas, were $661,000 during the three months ended March 31, 2001, as compared to $373,000 during the comparable period in 2000. This increase of $288,000, or 77%, is primarily the result of the 143% increase in wellhead prices we received during the three months ended March 31, 2001, offset by the 15% decline in production from the three months ended March 31, 2000.

On a cost per Mcfe basis, severance taxes were $0.26 per Mcfe for the three months ended March 31, 2001, compared to $0.13 per Mcfe for the comparable period ending March 31, 2000, an increase of 100%. Average wellhead prices rose by 143% from $2.76 per Mcfe during the three months ended March 31, 2000 to $6.72 per Mcfe during the three months ended March 31, 2001.

PRODUCTION EXPENSES: Our lease operating expenses increased to $1.8 million for the three months ended March 31, 2001, an increase of $0.3 million, or 16%, from the $1.5 million incurred during the comparable period in 2000. This increase is due to an increase in property tax accrual during the three months ended March 31, 2001, compared to the three months ended March 31, 2000. Lease operating expenses were $0.71 per Mcfe during the three months ended March 31, 2001, an increase of $0.19, or 36%, from the $0.52 per Mcfe incurred during the comparable period in 2000. The increase in average costs per unit is a result of increased total costs and lower production volumes.

DEPLETION, DEPRECIATION AND AMORTIZATION EXPENSE: Depletion and oil field equipment related depreciation costs were $2.3 million for the three months ended March 31,2001, an increase of 4% over $2.2 million for the comparable period in 2000. On a Mcfe basis, depletion and oil field equipment related depreciation was $0.91 per Mcfe during the three months, an increase of $0.17 per Mcfe, or 23%, from the $0.74 Mcfe per during the comparable period in 2000. The increase, on a cost per Mcfe basis, is primarily due to capitalized costs increasing at a faster rate than the reserve base.

GENERAL AND ADMINISTRATIVE EXPENSES: The increase of $143,000, or 19%, in general and administrative costs for the three months ended March 31, 2001 was due primarily to increased employee-related costs.

INTEREST EXPENSE: Interest expense decreased by $2.9 million to $1.9 million for the three months ended March 31, 2001, compared to $4.8 million for the three months ended March 31, 2000. The interest expense of $1.9 million is comprised of $1.7 million in cash interest charges and $0.2 million of amortized deferred debt issuance costs. The decrease in interest expense resulted from the repurchase of $75.0 million of our Senior Notes and reduction in other long-term debt of $14.0 million. During the three months ended March 31, 2000, there were $0.4 million of amortized deferred debt issuance costs included in the interest expense of $4.8 million.

CHANGE IN DERIVATIVE FAIR VALUE: We adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), on July 1, 2000. During the quarter ended March 31, 2001, we recorded a gain of $1.5 million representing the change in fair value of our derivative contracts that are not accounted for as hedges.

NET INCOME: For the three months ended March 31, 2001, we recorded net income of $5.0 million or $0.39 per basic and diluted share, compared to a loss of $1.6 million or $5.59 per basic and diluted share, for 2000. The reduction of debt and increased natural gas prices are the primary causes of the significantly improved results.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

During the quarter ended December 31, 2000, we completed a public offering of 11,500,000 shares of common stock generating net proceeds to us after deducting underwriters' discounts and offering expenses of approximately $73.1 million. The net proceeds were used to finance the repurchase of $75 million face value of our Senior Notes for approximately $52.5 million, repay bank debt of approximately $14 million and fund working capital.

As of May 1, 2001, under our credit agreement we:

o        had no indebtedness outstanding;

o        had $7.1 million reserved to secure a letter of credit; and

o        were permitted to borrow an additional $36.4 million.

We have planned development and exploitation activities for all of our major operating areas. We plan to spend $25-27 million in capital activities during 2001, of which, $2.7 million is contractually committed. Of the total planned capital expenditures, 15 to 35 percent is allocated to exploration activities. We believe our cash flow from operations combined with our existing credit facility will be sufficient to fund our planned exploration, development and exploitation activities for 2001. In addition, we are continuing to evaluate oil and natural gas properties for future acquisition. Historically, we have used the proceeds from the sale of our securities in the private equity market and borrowings under our credit facilities to raise cash to fund acquisitions or repay indebtedness incurred for acquisitions. We have also used our securities as a medium of exchange for other companies' assets in connection with acquisitions. However, there can be no assurance that such sources will be available to us to meet our budgeted capital spending. Furthermore, our ability to borrow other than under the amended and restated credit agreement with Ableco Finance LLP and Foothill Capital Corporation is subject to restrictions imposed by our credit agreement and the indenture governing our Senior Notes. If we cannot secure additional funds for our planned development and exploitation activities, then we will be required to delay or reduce substantially our development and exploitation efforts.

Part of the Company's strategy to increase shareholder value is to actively seek corporate acquisitions and mergers. On April 24, 2001, we announced that we had received written indications of interest that could result in the merger or sale of the company. At the same time, we announced that we had instructed our investment bankers to evaluate those expressions of interest as well as other merger or sale alternatives.

SOURCES OF CAPITAL

We have a credit agreement with Ableco Finance LLC and Foothill Capital Corporation which allows for borrowings up to $50 million, subject to borrowing base limitations, from such lenders to fund, among other things, development and exploitation expenditures, acquisitions and general working capital. Our borrowing base under the credit agreement is currently $43.5 million. As of May 1, 2001, under this facility, we had no indebtedness outstanding, had $7.1 million reserved to secure a letter of credit, and were permitted to borrow an additional $36.4 million. Under the credit agreement, we have provided a first lien on all of our assets to secure our obligations under the agreement. The credit agreement matures on April 22, 2003. There are no scheduled principal repayments. The credit agreement bears interest as follows:

o when the borrowings are less than $30 million or borrowings are less than 67% of the borrowing base as defined in the agreement, bank prime plus 2%;

o when the borrowings are $30 million or greater and borrowings exceed 67% of the borrowing base as defined in the agreement, bank prime plus 3.5%;

o        on amounts securing letters of credit issued on our behalf, 3%.

The credit agreement contains certain affirmative and negative financial covenants, including maintaining interest coverage ratio greater than 1, a minimum of 1.5-to-1 working capital ratio (calculated as set out in the credit agreement) and a $30 million annual limit on capital spending. The Company has been in compliance with all covenants during the three months ended March 31, 2001.

We have a letter of credit outstanding under the credit agreement in the amount of $7.1 million, as of May 1, 2001, to secure a swap exposure. The letter of credit has the effect of reducing our credit availability under the credit agreement.

USES OF CAPITAL

During the period since our inception in August 1994 through April 1998, our primary method of replacing our production and increasing our reserves was through acquisitions. Since April 1998, our primary method of replacing production and enhancing our reserves has been through the development and exploitation of our oil and natural gas properties. We have recently entered into two exploration joint ventures and expect to allocate 15 to 35 percent of our 2001 capital spending to exploration activities. We expect to spend $25-27 million on capital spending during 2001 for exploitation, development and exploration projects. As of March 31, 2001, we are contractually obligated to fund $2.7 million in capital expenditures through December 2001. We believe that cash flow from operations and our credit agreement will be sufficient to fund our planned activities. However, our cash flow from operations is significantly affected by the uncertainty of commodity prices. If there were a significant decline in prices, we would evaluate our projects and may delay or defer some of our planned activities. During the three months ended March 31, 2001, we recorded $4.4 million in capital expenditures.

We continue to evaluate acquisition opportunities, however, there are no existing agreements regarding any acquisitions. An acquisition may require the issuance of additional debt and/or equity securities. There are no assurances that we will be able to obtain additional financing, or that such financing, if obtained, will be on terms favorable to us.

HEDGING ARRANGEMENTS AND LETTERS OF CREDIT

Some of our hedging arrangements contain a "cap" whereby we must pay the counter-party if oil or natural gas prices exceed the specified price in the contract. We are required to maintain letters of credit with our counter-parties, and we may be required to provide additional letters of credit if prices for oil and natural gas futures increase above the "cap" prices. The amount of letters of credit required under the hedging arrangements is a function of the market value of oil and natural gas prices and the volumes of oil and natural gas subject to the hedging contract. As a result, the amount of the letters of credit will fluctuate with the market prices of oil and natural gas. These letters of credit are issued pursuant to our credit agreement and as a result utilize some of our borrowing capacity, reducing our remaining available funds under our credit agreement. Our credit agreement permits up to $12 million in letters of credit. As of May 1, 2001, we have provided $7.1 million in letters of credit related to our hedge contracts containing "caps."

INFLATION

During the past several years, we have experienced some inflation in oil and gas prices with moderate increases in property acquisition and development costs. During the fiscal year ended December 31, 2000, we received higher commodity prices for the natural resources produced from our properties than we received for the year ended December 31, 1999. Oil and natural gas prices have remained at these levels during the three months ended March 31, 2001. Our results of operations and cash flow have been, and will continue to be, affected to a certain extent by the volatility in oil and natural gas prices. Should we continue to experience increases in oil and natural gas prices that is sustained over a prolonged period, we could expect that there would also be a corresponding increase in oil and natural gas finding and development costs; lease acquisition costs and operating expenses; and reduced availability of equipment and crews.


CHANGES IN PRICES AND HEDGING ACTIVITIES

Annual average oil and natural gas prices have fluctuated significantly over the last two years. The table below sets out our weighted average price per barrel of oil and the weighted average price per Mcf of natural gas, the impact of our hedging programs and the related NYMEX indices.

                                                                 THREE MONTHS ENDED
                                                                       MARCH 31
                                                               ------------------------
                                                                  2001          2000
                                                               ----------    ----------
Gas (per Mcf)
  Price received at wellhead                                   $     6.96    $     2.53
  Effect of hedge contracts                                    $    (1.26)   $    (0.02)
  Effective price received, including hedge contracts          $     5.70    $     2.51

  Average NYMEX Henry Hub                                      $     7.27    $     2.49
  Average basis differential including hedge contracts         $    (1.57)   $     0.02
  Average basis differential excluding hedge contracts         $    (0.31)   $     0.04

Oil (per barrel)
  Price received at wellhead                                   $    28.28    $    27.18
  Effect of hedge contracts                                    $       --    $    (1.56)
  Effective price received, including hedge contracts          $    28.28    $    25.62

  Average NYMEX Sweet Light Oil                                $    28.69    $    28.74
  Average basis differential including hedge contracts         $    (0.41)   $    (3.12)
  Average basis differential excluding hedge contracts         $    (0.41)   $    (1.56)


We have a commodity price risk management or hedging strategy that is designed to provide protection from low commodity prices while providing some opportunity to enjoy the benefits of higher commodity prices. We have a series of natural gas futures contracts with various counter-parties. This strategy is designed to provide a degree of protection from negative shifts in natural gas prices as reported on the Henry Heb Nymex Index. For the year ending December 31, 2001, we have 8.7 Bcf hedged at a weighted average floor price of $3.00/Mcf and 5.0 Bcf hedged with a weighted average ceiling price of $5.38/Mcf.

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

The table below sets out the volume of natural gas and floor and ceiling prices hedged with Texaco. The volumes presented in this table are divided equally over the months during the period:

                                               Volume       Floor         Ceiling
Period Beginning          Period Ending       (MMBtu)       Price          Price
-----------------        ---------------     ---------   ------------   ------------
January 1, 2001          March 31, 2001      1,125,000   $       5.44   $       8.29
April 1, 2001            June 30, 2001         675,000   $       4.07   $       6.42
July 1, 2001             December 31, 2001   1,350,000   $       4.07   $       6.51
January 1, 2002          December 31, 2002     900,000   $       4.00   $       6.75



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Changes in Prices and Hedging Activities."

                                     PART II

                                OTHER INFORMATION


ITEM 5. OTHER INFORMATION

On February 13, 2001, we announced the implementation of a four-part strategy directed at growing our asset base and increasing shareholder value. This strategy consists of: (1) establishing an exploration program to add reserves at competitive finding costs; (2) developing and exploiting our existing properties; (3) pursuing selective property acquisitions; and (4) actively seeking corporate acquisitions and mergers. On April 24, 2001, we announced that we had received written indications of interest that could result in the merger or sale of the company for cash or a combination of cash and stock. At the same time, we announced that we had instructed our investment bankers to evaluate the expressions of interest as well as other merger or sale alternatives to maximize stockholder value.

A portion of our landowner royalty on the J.C. Martin field, which comprises approximately 11% of our total SEC PV-10 value as of December 31, 2000, is currently subject to a lawsuit that may create uncertainty as to the title to our royalty interest. A favorable order of summary judgment has been rendered in favor of the defendant pension funds managed by the entity that sold us the properties. The Plaintiff's appeal of that order was dismissed on May 10, 2001. There can be no assurance that the Plaintiff will not seek leave to further appeal the order to a higher court. Eight million dollars of the purchase price we paid for the Morgan Properties, which include our royalty interest in the J.C. Martin field, are currently in escrow pending the resolution of this lawsuit. If the summary judgment is overturned on appeal and a final judgment is later entered against the entity who sold us this property and that judgment unwinds the original transaction in which the entity acquired its interest in the J.C. Martin field, the escrowed monies would be returned to us and we would be required to convey our royalty interest in the J.C. Martin field to the plaintiff retroactive to the date we acquired the interest.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS.

              None.

         (b)  REPORTS ON FORM 8-K.

              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 14th day of May, 2001.


DEVX ENERGY, INC. (DELAWARE)


                                      By: /s/ Edward J. Munden
                                         --------------------------------------
                                         Edward J. Munden
                                         President and Chief Executive Officer



                                      By: /s/ William W. Lesikar
                                         --------------------------------------
                                         William W. Lesikar
                                         Chief Financial Officer


DEVX ENERGY, INC. (NEVADA)

                                      By: /s/ Edward J. Munden
                                         --------------------------------------
                                         Edward J. Munden
                                         President and Chief Executive Officer


                                      By: /s/ William W. Lesikar
                                         --------------------------------------
                                         William W. Lesikar
                                         Vice President
                                         (Principal Financial Officer)


DEVX OPERATING COMPANY

                                      By: /s/ Edward J. Munden
                                         --------------------------------------
                                         Edward J. Munden
                                         President and Chief Executive Officer


                                      By: /s/ William W. Lesikar
                                         --------------------------------------
                                         William W. Lesikar
                                         Vice President
                                         (Principal Financial Officer)

CORRIDA RESOURCES, INC.

                                      By: /s/ Edward J. Munden
                                         --------------------------------------
                                         Edward J. Munden
                                         President and Chief Executive Officer


                                      By: /s/ William W. Lesikar
                                         --------------------------------------
                                         William W. Lesikar
                                         Treasurer (Principal Financial Officer)